Form 10-K
period 1993-12-31
UPJOHN CO
filed 1994-03-30
CIK 102237

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993
                                   OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________

Commission file number 1-4147

                           THE UPJOHN COMPANY
         (Exact name of registrant as specified in its charter)

          Delaware                      38-1123360
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)      Identification No.)

7000 Portage Road, Kalamazoo, Michigan     4900l
(Address of principal executive offices)(Zip Code)

   Registrant's telephone number, including area code:  (6l6) 323-4000

       Securities registered pursuant to Section 12(b) of the Act:
     Title of each class      Name of each exchange on which registered
 Common Stock, $1 par value           New York Stock Exchange
Rights to Purchase Preferred Stock    New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
The registrant is unable to determine the amount of shares owned by non-affiliates (within the meaning of such term under applicable regulations of the Securities and Exchange Commission) but estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE--Composite Transactions closing price on February 28, 1994 as reported in The Wall Street Journal and treating all executive officers and directors of the Company as affiliates) was approximately $4,817,959,341.
The number of shares of Common Stock, $1 par value, outstanding as of February 28, 1994 is 173,584,181 shares (excluding 17,007,342 treasury shares).

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Parts I and II.

The following trademarks of The Upjohn Company are included in this report:
ANSAID, ATGAM, CLEOCIN PHOSPHATE, CLEOCIN T, CLEOCIN VAGINAL CREAM, COLESTID, CORTAID, CYTOSAR-U, DELTA ALBAPLEX, DEPO-MEDROL, DEPO-PROVERA, DRAMAMINE, GLYNASE, HALCION, KAOPECTATE, LINCOCIN, LINCOMIX,
LINCO-SPECTIN, LUTALYSE, MEDROL, MGA, MICRONASE, MOTRIN, MYCITRACIN, NAXCEL, OGEN, PREPIDIL, PresTab, PROSTIN E2, PROSTIN VR PEDIATRIC,
PROVERA, ROGAINE, SOLU-CORTEF, SOLU-MEDROL, UNICAP, XANAX, VANTIN and
ZEFAZONE.

ALTACE, DOXIDAN and SURFAK, trademarks of Hoechst-Roussel Pharmaceuticals Inc., are also included in this report.

                                                           PART I


Item 1.    Business

   The Upjohn Company (the "Company") operates in the human health care and agricultural business segments.


                                                  HUMAN HEALTH CARE SEGMENT

   The Company historically has engaged primarily in the research, development, production and sale of prescription pharmaceuticals, and it continues to be one of the largest drug manufacturers in the United States. The Company manufactures a broad line of prescription drugs, primarily central nervous system agents, nonsteroidal anti-inflammatory and analgesic agents, antibiotics, steroids, oral antidiabetes agents and a hair growth product. These are principally products which were developed or invented in its laboratories or for which licenses to make, use and sell have been obtained from others. They are sold to pharmacies and other retail stores, wholesalers, distributors, physicians, hospitals and governmental agencies.

   The Company also manufactures for distribution to the general public certain nonprescription drugs and manufactures pharmaceutical chemicals for use in its own products and for bulk sales.

   The Company's most important pharmaceutical products, many of which it sells under other trademarks in foreign markets, are discussed below, together with a summary indication of their principal uses and applications.

   During 1993 U.S. patent protection expired on ANSAID, CLEOCIN-T, XANAX and HALCION. Additionally, no significant patent protection remains on PROVERA. The U.S. patent on MICRONASE expired in 1992; however, a moratorium on the approval of Abbreviated New Drug Applications (ANDAs) for products containing glyburide, the generic name for MICRONASE, continues until May 1994. A moratorium on the approval of ANDAs also protects exclusivity for GLYNASE, a new formulation of glyburide, until March 1995. For further information on the impact of this loss of patent protection, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference to the 1993 Annual Report to Shareholders (Exhibit
13).

   The Company produces two major drugs for central nervous system ("CNS") disorders. XANAX Tablets, containing alprazolam, are used for symptomatic relief of anxiety with and without depressive symptoms and for the treatment of panic disorder. HALCION Tablets, containing triazolam, are a hypnotic agent for the treatment of insomnia. The use patent for the panic disorder indication for XANAX expires in 2002. HALCION, which has been subject to controversy for a number of years, has received increased adverse publicity, particularly in the United States and the United Kingdom, and worldwide regulatory action since mid-1991. For a more detailed description of recent United States and foreign regulatory action taken with respect to HALCION, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference to the 1993 Annual Report to Shareholders (Exhibit 13).

   The Company's major oral antidiabetes agent is MICRONASE Tablets, containing glyburide. The Company also markets GLYNASE PresTab Tablets, a new formulation of glyburide for the treatment of non-insulin-dependent diabetes.

   The Company markets ANSAID Tablets, a nonsteroidal anti-inflammatory product containing flurbiprofen, for treatment of osteoarthritis and rheumatoid arthritis. The Company also markets MOTRIN Tablets, a nonsteroidal anti-inflammatory product containing ibuprofen, used in the treatment of rheumatoid arthritis and osteoarthritis and as a general analgesic for mild to moderate pain, including dysmenorrhea. MOTRIN is not subject to significant patent protection.

   The Company and its subsidiaries provide a broad line of antibiotic products including CLEOCIN and LINCOCIN products, neither of which is subject to significant United States patent protection. CLEOCIN PHOSPHATE is an injectable form of clindamycin that is used in the treatment of certain life-threatening anaerobic infections. CLEOCIN T is a topical formulation for treatment of acne. CLEOCIN VAGINAL CREAM is used to treat bacterial vaginosis. LINCOCIN is used in the treatment of serious infections caused by many strains of gram-positive bacteria. Upjohn has exclusive U.S. marketing rights to VANTIN Tablets and Oral Suspension, an advanced cephalosporin antibiotic, under patents licensed from Sankyo Company, Ltd., which rights will become semi-exclusive in 1997. The Company also markets ZEFAZONE Sterile Powder, another cephalosporin antibiotic, under license from Sankyo.

   The Company markets several steroid hormones having a variety of uses, including the treatment of allergic reactions, inflammation, asthma and certain hormone deficiencies, none of which are subject to significant patent protection. The most important synthetic hormone is PROVERA Tablets, which is a female sex hormone replacement agent. The Company produces various forms of chemical modifications of hormones, under the trademark MEDROL, which is used to treat a number of inflammatory and allergic conditions. SOLU-CORTEF Sterile Powder and SOLU-MEDROL Sterile Powder are injectable corticosteroid products. The Company recently introduced DEPO-PROVERA Contraceptive Injection in the U.S. In 1993, the government of India granted the Company permission to market DEPO-PROVERA Contraceptive Injection in that country.

   The Company also markets certain prostaglandin products, including PROSTIN E2 Vaginal Suppository, which is generally used for pregnancy disorders, and PROSTIN VR PEDIATRIC Sterile Solution, for cardiovascular use, neither of which is subject to significant patent protection. The Company has recently introduced in the U.S. PREPIDIL Gel, used for cervical ripening, which is protected by U.S. patents until 2003.

   In 1993, the Company obtained worldwide marketing rights to OGEN Tablets and Vaginal Cream, an estrogen replacement product, from Abbott Laboratories.

   The Company produces and sells ROGAINE Topical Solution, a 2% solution of minoxidil applied topically to restore hair growth in men with male pattern baldness and in women with androgenetic alopecia, or hereditary hair loss. The product is also sold in numerous foreign countries. The United States patents covering ROGAINE expire in 1996.

   Other prescription drugs include ATGAM Sterile Solution, an immunosuppressant product, COLESTID Granules and Flavored Granules, a cholesterol-lowering agent, and CYTOSAR-U Sterile Powder, used for the treatment of leukemia. These products are no longer subject to significant patent protection.

   Geneva Pharmaceuticals, Inc., a subsidiary of CIBA-GEIGY Corporation, has certain rights to market generic versions of the Company's XANAX, HALCION, ANSAID, MICRONASE and CLEOCIN T products under an agreement with the Company. The Company also markets certain generic products through its subsidiary, Greenstone, Ltd.

   The Company manufactures and distributes other products which do not require a prescription, including MOTRIN IB Tablets and Caplets, an analgesic; MOTRIN IB Sinus Tablets and Caplets, a sinus pain formula; KAOPECTATE products, for diarrhea; CORTAID products, anti-inflammatory topical products; the family of UNICAP vitamin products; DRAMAMINE, anti-motion sickness medicines, and MYCITRACIN, an antibiotic ointment for treatment of minor skin infections and burns. The Company also holds a license from Hoechst-Roussel Pharmaceuticals Inc. for exclusive United States rights to the nonprescription laxative products DOXIDAN and SURFAK. The Company also has a U.S. marketing arrangement with McNeil Consumer Products Company whereby the Company will receive access to several ibuprofen-based and other products being developed by McNeil.

    The Company has an agreement with Biopure Corporation under which the Company will acquire sales and marketing rights to any bovine hemoglobin-derived blood substitute products developed for human or animal use by Biopure.

   The Company has joint marketing agreements with Hoechst-Roussel Pharmaceuticals Inc. to jointly market ALTACE Capsules, a product for the treatment of hypertension, and with Solvay S.A. to jointly market Solvay's fluvoxamine, for the treatment of depression (which is approved in Europe and Canada but not yet approved in the United States), and Upjohn's XANAX. In 1992, the Company entered into a collaboration with Boehringer Ingelheim International GmbH to develop and market worldwide four CNS compounds.


International Pharmaceutical Operations

   The Company manufactures and sells throughout the world many of the prescription pharmaceuticals described above. The principal markets are Europe, Japan, the Pacific Region, Latin America, the Middle East and Canada. The Company competes with a large number of other companies primarily on the basis of product differentiation and price. The most significant product areas for the Company's international sales are antibiotics, central nervous system agents and corticosteroids.

   Delta West Pty. Limited, an Australian subsidiary of the Company, manufactures and distributes a broad line of generic products for hospital applications, with particular emphasis on injectable oncolytic products in plastic containers, primarily in Australia, New Zealand and Southeast Asia. Delta West is in the process of expanding its export efforts through the Asia-Pacific region and other markets.
   In 1993, Delta West and the Company entered into a collaboration with Gensia Laboratories Inc. to develop and market Delta West and Gensia generic oncology and pain products in the United States. Sale of the first product approved by the Food and Drug Administration from the collaboration with Gensia, injectable etoposide, commenced in February 1994.

   The Company, through its subsidiary, Sanorania GmbH, markets a broad line of branded generic pharmaceutical products throughout Germany.


Competition

   It is estimated there are at least 50 companies that are significant competitors in the United States in the sale of prescription and nonprescription pharmaceutical products. A major feature of this competition is the effort to discover, develop and introduce new or improved products for the treatment and prevention of disease. Other competitive features include quality, price, dissemination of technical information, competent product recall capability and medical support advice.

   Significant changes in marketing conditions are occurring in both the U.S. and foreign pharmaceutical markets, including decreased pricing flexibility, restrictions on promotional and marketing practices and the impact of managed care, particularly with respect to product selections and pricing concessions.

   See "Governmental Regulation" under "General" below for a description of the competitive effects of FDA regulation.


Distribution

   The Company has a domestic pharmaceutical sales force of technically trained representatives who call on physicians, pharmacists, hospital personnel, HMOs and other managed health care organizations and wholesale drug outlets. Most sales of pharmaceutical products are made directly to pharmacies, hospitals, chain warehouses, wholesalers and other distributors, although some are made to physicians and governments. Nonprescription drugs are also sold to other retail stores. Domestic customers are served from several distribution centers located throughout the United States. Separate sales forces handle nonprescription drug sales and foreign pharmaceutical sales.


Puerto Rico Operations

   The Company conducts substantial pharmaceutical manufacturing operations in Puerto Rico through a wholly owned subsidiary. Under current law, the earnings from this subsidiary will be partially exempt from both United States and Puerto Rico income taxes. The Omnibus Budget Reconciliation Act of 1993 will reduce, in years subsequent to 1994, the amount of Puerto Rico tax benefits available under Section 936 of the Internal Revenue Code (ultimately reducing the benefit under the current law by 60 percent). If earnings from the Company's Puerto Rican subsidiary are repatriated in the form of a dividend to the Company, such earnings would be subject to a Puerto Rican withholding tax of up to 10% of the amount repatriated. Under the Puerto Rico tax exemption grant, certain credits are available to reduce Puerto Rican withholding taxes. See Notes E and H of "Notes to Consolidated Financial Statements" in the 1993 Annual Report to Shareholders (Exhibit 13), which is hereby incorporated by reference, and Schedule I on page 36 herein, for further information, including the effect on the Company's net earnings of the Puerto Rican tax exemption grant and the investment of earnings from Puerto Rican operations.


                                                    AGRICULTURAL SEGMENT

   Asgrow Seed Company, a wholly owned subsidiary, is, directly and through its affiliated companies, one of the leading worldwide breeders, developers, producers and marketers of vegetable and agronomic seed. Among Asgrow's major vegetable seed products are peas, beans, sweet corn, cucumbers, tomatoes, carrots, lettuce, onions and cantaloupe; and its major agronomic seed products are hybrid corn, hybrid sorghum and soybeans. Asgrow competes with a large number of other seed producers primarily on the basis of price, quality and yields. The sale of seeds is seasonal. The Company also participates in a 50-percent-owned joint venture with Tyson Foods, Inc., called Cobb-Vantress, Inc., for developing, producing and marketing broiler chicken breeders.

   In late 1993, the Company sold the assets of Asgrow Florida Company, a distributor of agricultural chemicals and supplies in Florida, to Terra Industries, Inc. The vegetable and agronomic seed varieties previously sold by Asgrow Florida Company will continue to be sold by Asgrow Seed Company.

   The Company develops, manufactures and sells animal pharmaceutical products and animal feed additives, the sales of which fluctuate with changes in the agricultural economy. These products are sold to veterinarians, feed manufacturers, distributors and growers who choose the Company's products primarily because of their efficacy and suitability for particular uses.
Major products include NAXCEL Sterile Powder, an antibiotic for bovine and swine respiratory disease and early chick mortality; LINCO-SPECTIN Soluble Powder and Premix, a combination lincomycin/spectinomycin antibiotic; LINCOMIX 20 and LINCOMIX 50 Feed Medication, which are feed-additive antibiotics; MGA Premix, which is a growth-promoting feed additive for feedlot heifers; various products for the treatment of mastitis; DELTA ALBAPLEX Tablets and LINCOCIN, which are small-animal antibiotics; and LUTALYSE Sterile Solution, which is used to synchronize breeding performance in mares and cattle. In addition, the Company sells a line of animal health vaccines through Oxford Veterinary Laboratories, Inc. (Bio-Vac Labs, Inc.).

   Separate sales units handle the sales of animal health products and seeds.


                                                           GENERAL

Research and Patents

   Total research and development expenditures have increased each year for more than a decade, amounting to $522.9 million in 1991, $581.5 million in 1992, and $642.0 million in 1993. There are continuing research programs principally in the areas of cardiovascular diseases, central nervous system diseases, infectious diseases, atherosclerosis and thrombosis, hypersensitivity diseases, cancer, diabetes, hair growth, virology, gastrointestinal diseases, AIDS, trauma, biotechnology, agricultural microbiology and nutrition, agricultural growth physiology, agricultural parasitology, agronomic and vegetable seed germ plasm development and seed technology.

   The Company and its subsidiaries have a large number of United States and foreign patents expiring at various times. The Company considers that the overall protection from its patents and trademarks and from licenses under patents belonging to others is of material value. However, it is believed that no single patent or license is of material importance in relation to the business as a whole. Rights under patents and know-how are both given and taken. In 1993, the Company recorded income for use of know-how and patents totaling approximately $10 million and expenses totaling approximately $54 million.


Raw Materials and Energy

   From time to time, for a number of reasons, there has been difficulty in obtaining certain raw materials for the manufacture of some pharmaceutical products. However, the principal raw materials used by the Company are at this time readily available. Possible effect on the Company of increased costs and possible shortages of material or energy in the future cannot be predicted.


Environment

   Significant capital and operating expenses will be incurred to address environmental remediation and control in connection with the phasing out of its industrial chemical operations at the North Haven, Connecticut plant, improving controls on air emissions at the Kalamazoo manufacturing facilities, addressing other environmental issues at all company facilities and the Company's involvement in certain Superfund sites. The information under the caption "Financial Review" and Notes J and K of "Notes to Consolidated Financial Statements" in the 1993 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference. Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, including all such multi-purpose capital projects as environmental expenditures, it is estimated that capital expenditures for environmental protection for 1994 and 1995 may exceed $60 million and $45 million each year, respectively. Operating expenses in 1993 for compliance with environmental protection laws and regulations are estimated to have been approximately $40 million. Such operating expenses in 1994 are estimated to be approximately $50 million.
Cash payments charged to environmental reserves in 1993 totaled $6 million and are expected to be approximately $20 million in 1994.

   Among the sites on the United States Environmental Protection Agency's ("EPA") National Priorities List, in connection with which the Company has been identified as a potentially responsible party ("PRP"), is the West KL Avenue Landfill located in Kalamazoo County, Michigan. In September 1991, the Company and three local governmental units agreed to a consent decree with the EPA, which has been approved by the United States Department of Justice and entered by a Federal Court, to undertake necessary remedial action. The costs of remediation may exceed $40 million, of which other viable parties are expected to contribute more than half.

   Negotiations continue in connection with remediation of the site of the Company's discontinued industrial chemical operations in North Haven, Connecticut. The Town is seeking to force the Company to remove a sludge pile located on the plant site because it violates local zoning ordinances. As a result of the detection of PCBs in the pile in concentrations that may require compliance with additional laws and regulations relative to disposal of PCBs, coupled with significant changes in applicable regulations relating to disposal of hazardous waste, the cost of off-site disposal (if, in fact, such disposal is possible, legal and ultimately required) could be approximately $200 million. The Company cannot at the present time predict the final resolution of the sludge pile issue. Because the Company believes in-place closure of the sludge pile is the most responsible course of action and the Connecticut Department of Environmental Protection and the U.S. Environmental Protection Agency had earlier approved the Company's plan for in-place closure of the sludge pile, which is substantially less expensive than removal, the Company has not established any reserves for the cost of off-site disposal.

   The Company is also in the process of evaluating other existing environmental conditions at the North Haven, Connecticut facility with the intention of addressing concerns that may be determined appropriate. The Company believes that it has established sufficient reserves to cover the cost of any actions required to be taken after the evaluation process is completed.


Governmental Regulation and Legal Compliance

   The Company's products have for many years been subject to regulation by federal, state and foreign governments. Such regulation has generally been aimed at product safety and labeling. In the United States, most human and animal pharmaceutical products manufactured or sold by the Company are subject to regulation by the U.S. Food and Drug Administration ("FDA") as well as by other federal and state agencies. The FDA regulates the introduction of new drugs, advertising of prescription drug products, good manufacturing and good laboratory practices, labeling, packaging and record keeping with respect to drug products. In addition, the FDA reviews the safety and effectiveness of marketed drugs and may require withdrawal of products from the market and modification of labeling claims where necessary. The FDA regulations require promotional use of generic names with trademarks for prescription drugs.

   Government approval of new drugs under the federal Food, Drug and Cosmetic Act requires substantial evidence of safety and efficacy. As a result of this requirement, as interpreted by the FDA, the length of time and the laboratory and clinical information required for approval of a New Drug Application ("NDA") is considerable.

   The FDA has adopted streamlined procedures for the approval of duplicate drugs (drugs containing the same active ingredient as the originator's product), including Abbreviated New Drug Applications ("ANDAs"). Approval of ANDAs may not be made effective prior to expiration of valid patents. The FDA has established a similar expedited approval process for antibiotics. The availability of the ANDA and expedited antibiotic approval processes has reduced the time period and expense required to obtain FDA approval of some competing products and facilitated generic competition.

   At the state level, so-called "generic substitution" legislation permits the dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. In a number of states, such substitution is mandatory unless precluded by the prescribing physician.

   Interest in the FDA approval mechanism for duplicate or generic drugs and "generic substitution" by pharmacists has been increased by limits on government reimbursement of drug costs in health and welfare programs (Medicare and Medicaid).

   Beginning in 1991, all pharmaceutical manufacturers were required to provide rebates to the state governments for prescriptions covered by Medicaid.
Rebates for single-source and innovator multiple-source drugs are 15 percent of the average manufacturer price ("AMP") for each drug or the AMP minus the best price a company offered to any given purchaser (excluding certain federal customers), whichever was greater. At any time, additional rebates are required if the cumulative price increases exceed the change in the Consumer Price Index, for the time period beginning October 1990. Approximately 10% of the Company's pharmaceutical business involves Medicaid. In November 1992, ceiling prices were placed on products sold to the Department of Defense, the Veterans Administration and the Public Health Service. In addition, manufacturers are required to sell products to PHS grantees at the net
Medicaid price (AMP minus the Medicaid rebate). The issue of further price controls on sales of prescription drugs continues to be considered in Congress, and additional federal legislation to limit prices of prescription drugs is possible.

   It is difficult to predict the ultimate effect of streamlined approval of duplicate or generic drugs, "generic substitution," the Medicaid reimbursement and rebate programs and possible price limitations. However, the Company believes that its development of patented and exclusively licensed products may moderate the impact of programs and legislation focusing mainly on products available from multiple suppliers.

   Similar product regulatory laws are found in most other countries in which the Company manufactures or sells its products. There, too, the thrust of governmental inquiry and action has been primarily toward reducing the prices of prescription drugs.

   The Company is subject to administrative action by the various regulatory agencies. Such actions may include product recalls, seizures of products and other civil and criminal actions.

   In 1993, the Company conducted an internal review of the Company's compliance with United States export control, trade embargo and antiboycott laws. This review determined that although the Company was generally in compliance with these laws, there may have been transactions effected by certain foreign subsidiaries which may not have been in compliance with these laws, including failure to report a small percentage of boycott-related customer requests to the U.S. Department of Commerce, issuance of four negative certificates of origin in response to customer requests and shipments of a small amount of United States-origin products by two foreign subsidiaries to embargoed countries. These matters have been reported voluntarily by the Company to the U.S. Department of Treasury and the U.S. Department of Commerce, and the Company has taken other corrective action. Although the Company cannot predict the outcome, the Company does not believe that any actions that may be taken by federal agencies against the Company as a result of these matters will have a material adverse effect on the Company's business, financial condition or results of operations.


International Operations

   The Company's international operations are subject to certain risks which are inherent in conducting business outside the United States, particularly fluctuations in currency exchange rates, price controls, differing rates of economic growth, inflation, political instability and varying controls on the repatriation of earnings.


Employees

   The Company had 18,600 regular employees on December 31, 1993. The Company believes that it has good relations with its employees. Except for certain employees at the Company's plant in North Haven, Connecticut, none of the Company's United States employees are represented by unions or covered by collective bargaining agreements. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.


Financial Information

   Financial information about industry segments and foreign and domestic operations appearing under the caption "Consolidated Statements of Segment Operations" in the 1993 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference. For additional information, see Notes S and T of "Notes to Consolidated Financial Statements" and the segment discussions included in the "Human Health Care and Agricultural" sections of the "Financial Review" in the 1993 Annual Report to Shareholders (Exhibit 13), which are hereby incorporated by reference.


Employee Stock Ownership Plan

   The Company maintains an Employee Stock Ownership Plan ("ESOP") as part of The Upjohn Employee Savings Plan. Assets of the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued debt securities to the public, and the Company has unconditionally guaranteed payment of the principal and interest on the debt securities. Holders of the debt securities have no recourse against the assets of the ESOP Trust except cash contributions made by the Company to pay such debt securities, and earnings attributable to such contributions. A summary description of the liabilities of the ESOP Trust under such debt securities and of the cash contributions made by the Company to the ESOP Trust during 1993 is set forth in Note N of "Notes to Consolidated Financial Statements" in the 1993 Annual Report to Shareholders (Exhibit 13), which is hereby incorporated by reference.



Item 2.    Properties

Human Health Care Segment

   The Company owns its main pharmaceutical plants and general offices, which consist of a group of buildings containing approximately 5,000,000 square feet of floor space, all of which were constructed since 1948 and are considered adequate for the Company's present needs, on about 500 acres of a 2,200 acre tract located six miles southeast of Kalamazoo, Michigan. The Company's main manufacturing building, which is located at the Kalamazoo site, contains about 1,630,000 square feet. Other major buildings at the Kalamazoo site include a large fermentation plant where antibiotics and steroids are produced, a new complex used for production of fine chemicals, and buildings devoted to chemical and fermentation process development. The Henrietta Street complex, owned by the Company and consisting of approximately 33 acres, includes a group of buildings aggregating about 2,500,000 square feet that houses the Company's research laboratories and offices. Pharmaceutical fermentation, production, warehouse and office facilities, containing approximately 510,000 square feet, are located on a 259 acre site owned by the Company near Arecibo, Puerto Rico. The Company also owns or leases distribution warehouses in several major cities in the United States.


Agricultural Segment

   The Company owns a 2,140 acre farm complex northeast of Kalamazoo, which includes the principal offices of the Company's agricultural business, including Asgrow Seed Company, and agricultural and veterinary research facilities, with offices, laboratory and farm buildings aggregating about 410,000 square feet. The agricultural segment also has animal health products production, grain storage, seed conditioning, breeding and research facilities in several locations in the United States and in foreign countries.



Item 3.    Legal Proceedings

   Various suits and claims arising in the ordinary course of business, primarily for personal injury and property damage alleged to have been caused by the use of the Company's products, are pending against the Company and its subsidiaries; and the ultimate liability with respect thereto is not presently determinable.

   The Company is a defendant in approximately 100 product liability lawsuits involving its benzodiazepine product, HALCION, some of which seek punitive damages based on alleged deficiencies in the product approval process.

   The Company has entered into a consent judgment with the Michigan Department of Natural Resources, and approved by the Michigan Circuit Court, regarding compliance with air control regulations. Pursuant to this consent judgment, the Company has paid the State of Michigan $1.5 million to cover the costs of surveillance, enforcement of applicable laws and natural resource damages; and the Company is installing significant air pollution control equipment at its Kalamazoo facility. The installation of these controls is expected to be nearly completed during 1994 and will require additional capital spending of approximately $40 to $50 million.

   Two shareholder class action complaints are pending in the United States District Court for the Western District of Michigan against the Company and certain directors and officers of the Company seeking damages resulting from the alleged failure of the Company to disclose material adverse information about HALCION. The plaintiffs claim that the failure to disclose information on HALCION caused the price of the Company's stock to be artificially inflated, which caused them to purchase Upjohn stock at an excessive price. One of the actions contains a derivative complaint alleging a pattern of misconduct by the Company and named defendants purposely concealing or minimizing reports of side effects related to HALCION, which allegedly caused damage and loss to Upjohn as a company, improper election of directors and payment of excessive incentive compensation and stock option bonuses to the named defendants. The Company does not believe that there is merit to the claims and will defend the cases.

   In October 1991, a Cook County, Illinois jury returned a verdict against the Company in the amount of approximately $127.5 million, of which approximately $124.5 million constituted punitive damages which was subsequently reduced to $35 million. The Plaintiff lost his left eye after his physician inadvertently injected the drug DEPO-MEDROL, a corticosteroid manufactured and marketed by the Company, directly into the eye instead of near the eye, as he had intended. The Company believes the decision was erroneous and will vigorously appeal this judgment, but, as with any litigation, the outcome is uncertain. The Company's insurance carriers have denied liability for punitive damages, and the Company is in litigation with its insurance carriers to determine the extent to which the Company's insurance policies cover punitive damages.

   In addition to actions involving the West KL Avenue Landfill discussed above under Item 1, General, Environment, the Company is involved in several administrative and judicial proceedings relating to environmental matters, including actions brought by the EPA and state environmental agencies for cleanup at approximately 40 "Superfund" or comparable sites. The Company is not able to determine its ultimate exposure in connection with most of these environmental situations due to uncertainties related to cleanup procedures to be employed, if any, the cost of cleanup and the Company's share of a site's cost.

   The Company is a party along with approximately thirty other defendants in several civil antitrust lawsuits alleging price discrimination and price-fixing with respect to the level of discounts and rebates provided to certain customers.

   The Company is of the opinion that, although the outcome of the litigation and proceedings referred to above cannot be predicted with any certainty, appropriate accruals have been made in the Company's financial statements and the ultimate liability should not have a material adverse effect on the Company's consolidated financial position.

   See the information under the caption "Other Items" in the "Financial Review" section and Notes J and K of the "Notes to Consolidated Financial Statements" in the 1993 Annual Report to Shareholders (Exhibit 13) for other information concerning environmental matters, which information is hereby incorporated by reference.



Item 4.    Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.



                                                           PART II


Item 5.
   Market for the Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is traded on the New York Stock Exchange under the symbol UPJ. As of February 28, 1994, there were 35,489 holders of record of the Company's Common Stock, $1 par value. In addition, there were 11,459 accounts under the Company's Dividend Reinvestment Plan which are not included in the number above.

   Information regarding the market prices and dividends for the Company's Common Stock and related stockholder matters appearing under the caption "Selected Financial and Quarterly Data" in the 1993 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



Item 6.
   Selected Financial Data

   The information under the captions "Financial Review," "Notes to Consolidated Financial Statements," "Summary of Continuing Operations" and "Selected and Quarterly Data" in the 1993 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



Item 7.
   Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information under the caption "Financial Review" in the 1993 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



Item 8.    Financial Statements and Supplementary Data

   The information under the caption "Report of Independent Accountants," the consolidated financial statements, and the information under the caption "Selected Financial and Quarterly Data" in the 1993 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



Item 9.
   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.



                                                          PART III


Item 10.
   Directors and Executive Officers of the Registrant

   The Directors of the Company, who are elected annually for a three-year term, are as follows:

   RICHARD H. BROWN, age 46, Vice Chairman of Ameritech Corp., a telecommunications company. Mr. Brown was elected Ameritech Vice Chairman in January 1993. He joined Illinois Bell as President and Chief Executive Officer in 1990 and, prior to that, he was Executive Vice President of United Telecom and U.S. Sprint. He is secretary of the Illinois Business Roundtable, a member of the Economic Club of Chicago and serves actively in many non-profit organizations in Illinois. Mr. Brown is a director of Ameritech Corp. and serves on a number of other boards. He has served as a Director of The Upjohn Company since September 1993 and is a member of the Compensation and Incentive; the Nominating; and the Social Responsibility Committees of the Board of Directors.

   FRANK C. CARLUCCI, age 63, Chairman, The Carlyle Group, a merchant bank in Washington, D.C. Mr. Carlucci was vice chairman of The Carlyle Group from 1989 to 1993. He served as U.S. Secretary of Defense from 1987 to 1989.
Mr. Carlucci is currently on the board of directors of Ashland Oil, Inc.; Bell Atlantic Corporation; Connecticut Mutual Life Insurance Company; East New York Savings Bank; Ecotech, Inc.; General Dynamics Corporation; International Planning and Analysis Center; Kaman Corporation; Neurogen Corporation; Northern Telecom Limited; The Quaker Oats Company; SunResorts, Ltd., N.V.; Texas Biotechnological Corporation; Westinghouse Electric Corporation; and serves on the board of trustees for the nonprofit Rand Corporation.
Mr. Carlucci has served as a Director of The Upjohn Company since 1990 and is a member of the Audit; the Compensation and Incentive; the Finance; and the Nominating Committees of the Board of Directors.

   M. KATHRYN EICKHOFF, age 54, President, Eickhoff Economics Incorporated, economic consultants. Ms. Eickhoff is the former associate director for Economic Policy, United States Office of Management and Budget. She serves as a director of AT&T, National Westminster Bancorp. Inc. and Tenneco Inc.
Ms. Eickhoff is a member of several business organizations including The Conference of Business Economists, The Economic Club of New York and the National Association of Business Economists. She served as a Director of The Upjohn Company from 1982 to 1985 and returned as a Director in 1987. She is a member of the Audit; the Executive; the Finance; and the Nominating Committees of the Board of Directors.

   DARYL F. GRISHAM, age 67, President and Chief Executive Officer, Parker House Sausage Company. Mr. Grisham joined Parker House Sausage Company in 1954. He has been a director of that company since 1961 and was promoted to his current position in 1969. Mr. Grisham is a former director for G. D. Searle and Company and Illinois Bell Telephone Co. He serves as a director of Harris Bankcorp, Inc.; Lincoln Park Zoological Society and the Rehabilitation Institute of Chicago. He also serves as a trustee for the Chicago Museum of Science & Industry and Northwestern University. He was named to the Chicago Business Hall of Fame in 1984. He has served as a Director of The Upjohn Company since 1989 and is a member of the Compensation and Incentive; the Executive; the Nominating; and the Social Responsibility Committees of the Board of Directors.

   LAWRENCE C. HOFF, age 65, former President and Chief Operating Officer of the Company. Mr. Hoff has long been active in major industry and educational associations including: director, American Diabetes Association, Inc.; trustee, Borgess Medical Center; director, Council on Family Health; chairman, Pharmaceutical Manufacturers Association; member, U.S. Chamber of Commerce, International Policy Committee. He holds an honorary Doctor of Science in Pharmacy degree from Massachusetts College of Pharmacy and Allied Health Sciences, and is currently a director of Alpha Beta Technology, Inc.; Curative Technologies, Inc.; and MedImmune, Inc. He has served as a Director of The Upjohn Company since 1973 and is a member of the Audit and the Social Responsibility Committees of the Board of Directors.

   GERALDINE A. KENNEY-WALLACE, age 51, President and Vice-Chancellor of McMaster University, Hamilton, Ontario, Canada. Dr. Kenney-Wallace is a member of the board of directors of the Bank of Montreal, Dofasco Inc., DMR Inc., General Motors (Canada), and Northern Telecom Ltd. She serves on the advisory board of the Canadian Foundation for AIDS Research, the Manning Foundation, and is currently the Honorary Chairman of the Canadian Donner Foundation. During her scientific career in lasers, ultra-fast phenomena and opto-electronics, Dr. Kenney-Wallace has received numerous honors and scientific awards. She has served as a Director of The Upjohn Company since September 1993 and is a member of the Audit; the Finance; and the Social Responsibility Committees of the Board of Directors.

   WILLIAM E. LAMOTHE, age 67, former Chairman of the Board and Chief Executive Officer of Kellogg Company, a food company. Mr. LaMothe is a former director of the Food and Drug Law Institute, Kimberly Clark Corporation, Unisys Corporation and the Western Michigan University Foundation. He is currently a director of Allstate Insurance Companies, Kellogg Company, and Sears Roebuck and Company; and he is a member of the board and a trustee for the W. K. Kellogg Foundation Trust. Mr. LaMothe serves on the board of governors of the Battle Creek Community United Arts Council and The Battle Creek Community Foundation. He has served as a Director of The Upjohn Company since 1986 and is a member of the Audit; the Compensation and Incentive; the Executive; and the Nominating Committees of the Board of Directors.

   JERRY R. MITCHELL, M.D., Ph.D., age 52, Vice Chairman of the Board and President, Upjohn Laboratories. Previously, Dr. Mitchell had been Executive Vice President and President, Upjohn Laboratories (1991-92); Senior Vice President and President, Upjohn Laboratories (1990); and Vice President for Pharmaceutical Research (1989-90). Prior to joining The Upjohn Company,
Dr. Mitchell was a professor of internal medicine and the director of the Center for Experimental Therapeutics, Baylor College of Medicine and Affiliated Hospitals. During his distinguished career, Dr. Mitchell has served on many national advisory boards and committees and has received numerous honors and scientific awards. He has published two books and has written hundreds of manuscripts and abstracts. Dr. Mitchell has been a Director of The Upjohn Company since 1991.

   WILLIAM D. MULHOLLAND, age 67, former Chairman of the Board and Chief Executive Officer of the Bank of Montreal. Mr. Mulholland is currently a director of the Bank of Montreal; Brooks Fashion Stores, Inc. and Canadian Pacific Ltd. He is a trustee of Queen's University and a member of the Advisory Committee on Canadian Studies at the School of Advanced International Studies, Johns Hopkins University. Mr. Mulholland has received honorary Doctor of Laws degrees from Memorial University and Queen's University. He has served as a Director of The Upjohn Company since 1977 and is a member of the Compensation and Incentive; the Executive; the Finance; and the Nominating Committees of the Board of Directors.

   RAY T. PARFET, JR., age 71, former Chairman of the Board and Chief Executive Officer of the Company. Mr. Parfet is also a former chairman of the Pharmaceutical Manufacturers Association. He has served as a director for The ARO Corporation, Michigan Bell Telephone Company and Union Pump Company and as a trustee of the National 4-H Council in Washington, D.C. and Bronson Healthcare Group, Inc. He is currently a director of The W. E. Upjohn Unemployment Trustee Corporation. He has served as a Director of The Upjohn Company since 1958 and is a member of the Executive Committee of the Board of Directors.

   WILLIAM U. PARFET, age 47, President and Chief Executive Officer of Richard-Allan Medical Industries, Inc., a manufacturer of surgical equipment and medical supplies. Prior to joining Richard-Allan in October 1993, Mr. Parfet had been Vice Chairman of the Board of the Company, and was President (1991-93) and Executive Vice President (1989-91) before that. Mr. Parfet serves on various boards of directors, including CMS Energy Corporation, the Financial Accounting Foundation, Flint Ink Corporation, Old Kent Financial Corporation, Stryker Corporation and Universal Foods, Inc. He has served as a Director of The Upjohn Company since 1985 and is a member of the Finance and the Social Responsibility Committees of the Board of Directors.

   LEY S. SMITH, age 59, President and Chief Operating Officer of the Company. Mr. Smith was elected President, Chief Operating Officer and Acting Chief Executive Officer in 1993; he became Vice Chairman of the Board in 1991; and was elected Executive Vice President in January 1989. Mr. Smith is active in a wide variety of business, community, and medical- and pharmaceutical-related activities, including the Pharmaceutical Manufacturers Association; the Virginia Neurological Institute; the Health, Welfare and Retirement Income Task Force of the Business Roundtable; and the Greater Kalamazoo United Way. He has served as a Director of The Upjohn Company since 1989.

   JOHN L. ZABRISKIE, Ph.D., age 54, Chairman of the Board and Chief Executive Officer of the Company. Prior to joining the Company earlier this year, Dr. Zabriskie had spent his entire career with Merck & Co., Inc. During the last five years, he has held several officer positions with Merck in sales, marketing, public affairs and manufacturing, serving most recently as executive vice president of Merck & Co., Inc., and president, Merck Manufacturing Division. He is active in the debate over U.S. health care reform as a member of the Jackson Hole Group for Healthcare Reform and the Healthcare Leadership Council. He is also active in the Pharmaceutical Manufacturers Association. Dr. Zabriskie has served on the boards of Penjerdel Corporation; Pennsylvania Biotechnology Association; the National Pharmaceutical Council, Inc.; Morristown Memorial Hospital and Wells College; he is currently a director of First of America Bank Corporation. He began serving as a Director of The Upjohn Company in January 1994 and is a member of the Executive and the Finance Committees of the Board of Directors.

   In addition to J. L. Zabriskie, Ph.D., L. S. Smith and J. R. Mitchell, M.D., Ph.D., the executive officers of the Company, who are elected annually for a one-year term, are as follows:

                                       First
                                       Year of
                                       Current                 Offices Held During the
           Officers             Age    Office                      Past Five Years
K. M. Cyrus. . . . . . . . . .  55      1994      Executive Vice President, Secretary and
                                                  General Counsel.  Formerly Senior Vice
                                                  President, Secretary and General Counsel; and
                                                  prior thereto Vice President, Secretary and
                                                  General Counsel.

D. R. Parfet . . . . . . . . .  41      1991      Executive Vice President for Administration.
                                                  Formerly Senior Vice President for
                                                  Administration.

R. C. Salisbury. . . . . . . .  50      1994      Executive Vice President for Finance and Chief
                                                  Financial Officer.  Formerly Senior Vice
                                                  President for Finance and Chief Financial
                                                  Officer, and prior thereto Vice President for
                                                  Finance and Chief Financial Officer.

R. G. Tomlinson. . . . . . . .  64      1992      Senior Vice President for Human Resources.
                                                  Formerly Vice President for Human Resources,
                                                  and prior thereto Divisional Vice President,
                                                  Corporate Compensation, Benefits & Employee
                                                  Information Resource Management.


Item 11.
   Executive Compensation

Board of Directors Compensation

   Compensation for non-employee members of the Board of Directors consists of an annual retainer fee of $24,000 plus a $1,000 fee for each Board meeting attended; a $1,000 fee for attending the first committee meeting held on any day and a $750 fee for attending subsequent committee meetings held on the same day. In addition, the chairperson for each committee receives a quarterly retainer fee of $1,000. Employee directors do not receive compensation for serving on the Board or on the Board's committees. The Company maintains a retirement plan for outside directors which provides that a director will receive retirement benefits for a period of time equal to the length of his non-employee Board service in an amount equal to 50% of his last annual retainer after 5 years of non-employee service plus 5% for each additional year of non-employee Board service up to a total of 100% of his last annual retainer. The Company also maintains a deferred compensation plan for outside directors, which enables a director to defer payment of his fees until he leaves the Board.



Report of the Compensation and Incentive Committee

   The Compensation and Incentive Committee, consisting of five independent directors, none of whom has ever served as an officer or employee of the Company or has any known conflicts, recommends to the Board the salaries of all corporate officers and administers the Company's incentive compensation plans. The Committee also reviews with the Board its recommendations relating to the future direction of corporate compensation and benefit policies and practices.


   Annually, the Compensation and Incentive Committee reviews:


          (a) the financial and operational performance of the Company and its major business segments;


          (b)  the performance of each corporate officer;


          (c) the compensation paid key executives in similar positions within the pharmaceutical industry and industry generally; and


          (d) the design and appropriate use of specific short-term and long-term reward vehicles that will support the achievement of business goals and commitment to the Company's shareholders.


  In general, the Company seeks to encourage and reward executive efforts which create shareholder value through achievement of corporate objectives, business strategies and performance goals, by blending annual and long-term cash and equity compensation and, in so doing, to align the interests of executives with those of shareholders.


  The Committee's policies through 1993 can be summarized as follows:

          (a) to increase the proportion of total compensation comprised of variable, or incentive-based, compensation, while reducing the proportion of fixed compensation;


          (b) to place increasing reliance upon individual and business unit performance when awarding individual incentive compensation, while reducing the proportion based upon total corporate performance;


          (c) to place increasing reliance upon external standards of competitive performance rather than internally defined standards when fixing the total amount of incentive compensation that may be awarded; and


          (d) to maintain a competitive level of total executive compensation for competitive performance; and, similarly, to recognize superior performance.

  For 1993, the proportion of senior executive compensation that was fixed, base salary ranged from 50% to 60%. Base salary is set at competitive levels and based on job level, experience and performance. The remaining 40% to 50% was variable, incentive compensation, 75% of which was dependent upon the extent to which actual corporate earnings before tax ("EBT") met budgeted EBT levels and 25% of which was based upon the Company's earnings growth as compared with the median earnings growth of our peer companies. The comparator group used to assess competitive practices is the group of companies included in the peer group index identified on page 23.


  In addition to the stock options granted in February 1993, the Committee granted special stock options in December 1993 to selected employees whose individual performance and leadership were deemed critical to the Company's future success. These stock options will become exercisable if the Company's stock price appreciates by certain thresholds over the market price on the date of grant.


  In reviewing the compensation policies at the end of 1993, the Committee determined that it had approached an appropriate level of variable compensation based upon our existing business objectives. In addition, the Committee decided that a greater proportion of the variable compensation should be based on the Company's performance relative to that of peer pharmaceutical companies. Accordingly, the Committee's policies were revised for 1994 and can be summarized as:

          (a) total executive compensation should be maintained at a competitive level for competitive performance; and, similarly, superior performance should be recognized;

          (b) variable, or incentive-based compensation should range from 30% to 50% of total compensation with the higher-ranking executives having a greater proportion of variable or incentive-based compensation;

          (c) with respect to variable, or incentive-based compensation, at least 50% should be based upon external standards of competitive performance rather than internally established financial goals; and


          (d) equity-based compensation (stock options, restricted stock, performance shares and deferred incentive compensation) should be increasingly used to link employee performance to shareholder interests; promote and encourage stock ownership in the Company and provide an incentive to create long-term shareholder value.

  Listed below are several actions that illustrate the Committee's commitment to these revised policies.

  In 1994, 50% of incentive compensation will be dependent upon the extent to which actual corporate EBT meets budgeted corporate EBT levels, and the remaining 50% will be determined by Upjohn's Total Market Return performance relative to the average Total Market Return of peer pharmaceutical companies.


  Consistent with our focus on performance-driven compensation, the Company eliminated the Christmas Bonus for 1994 and subsequent years (which had been equal to 5% of base salary after eight years of service), and increased incentive compensation target ranges by 5% of base salary.


  As in prior years, 20% of incentive compensation earned each year will be deferred in shares of Company stock which will not vest until retirement.


  The Committee grants annual ten-year stock options, having a value based on the level of stock price appreciation over the market price on the date of grant. The Committee considers the level of stock options granted by competitive companies and the number of Upjohn stock options previously granted, currently outstanding and proposed to be granted in reaching its decision to make additional grants of stock options to executive officers. Restricted stock, which cannot be sold or transferred until earned in future years, is issued on an infrequent and selective basis based on the Committee's assessment of appropriate recognition and retention factors.


  To further increase executive stock ownership and enhance the focus on the long-term competitive financial performance of the Company, the Committee made two initial grants of performance shares in 1994, one measured over a two-year period and one measured over a three-year period. The utilization of performance shares was approved by shareholders as part of The Upjohn Management Incentive Program of 1992. The stock reserved for payment of performance share awards was reallocated from the stock that would normally have been reserved for issuance as stock options. The Performance Shares will be payable in shares of the Company's Common Stock and will be earned based upon the Company's relative Total Market Return, Return on Net Assets and Net Earnings Growth, as compared to the group of peer pharmaceutical companies.


  Because of the extensive time required to discover, develop, test and obtain approval to sell new drugs, a process which often takes ten or more years, performance of executives in the pharmaceutical industry cannot be adequately measured by short-term changes in stock price. Efforts expended today will not reap benefits until several years in the future. Management has taken many difficult but significant steps to position the Company for the future, including realigning its core businesses, sharpening the focus of its research, streamlining product development and regulatory activities, implementing cost containment measures, reducing the number of employees, globalizing operations, forming new strategic partnerships and establishing a corporate commitment to total quality.


  The Internal Revenue Code was recently amended to limit the Company's ability to deduct more than $1 million of an executive's nonperformance-based compensation. The Committee will endeavor in the future to design and administer the Company's performance-based compensation plans (incentive compensation, stock options and performance shares) in a manner that will comply with the IRS exclusion for performance-based compensation, including shareholder approval, administration by disinterested directors and use of nondiscretionary, preestablished performance goals. Base salary will be determined on the basis of job performance and competitive requirements and may, therefore, exceed the $1 million deduction limit, although currently no base compensation exceeds $800,000. In recruiting Dr. Zabriskie to serve as the Company's Chairman and Chief Executive Officer, the Company committed to pay a minimum performance bonus for 1995 that will not be fully deductible under the new limitation.



                       Compensation and Incentive Committee

  R. H. Brown        F. C. Carlucci        D. F. Grisham        W. E. LaMothe
     W. D. Mulholland

                                                   EXECUTIVE COMPENSATION

  The following table shows the total compensation received for the last three calendar years by the Company's Acting Chief Executive Officer at year-end; by the next four most highly compensated executive officers who were in office at year-end; and by T. Cooper, M. Novitch and W. U. Parfet who were executive officers for part of 1993. Footnotes to the table are included on the next page.

                                                 SUMMARY COMPENSATION TABLE


                                                 Annual Compensation               Long-Term Compensation
                                                                 Other                Securities      All
                                                                Annual    Restricted    Under-       Other
                                                                Compen-      Stock       lying      Compen-
                                             Base       Bonus   sation      Awards      Options     sation
  Name and Principal Position       Year    Salary       (1)      (2)         (3)         (#)         (4)
L. S. Smith                         1993    $415,417 $373,999  $ 88,409    $      0     40,000    $5,494
  President and Chief               1992    $380,000 $224,609  $ 51,506    $166,250     40,000    $5,726
  Operating Officer; formerly       1991    $330,000 $216,759  $ 50,173    $231,000     40,000    $6,331
  President, Chief Operating
  Officer and Acting Chief
  Executive Officer (4/14/93-
  12/31/93); and formerly Vice
  Chairman of the Board

J. R. Mitchell,                     1993    $366,875 $244,421  $ 58,409    $      0     40,000    $6,368
  Vice Chairman of the Board        1992    $335,000 $164,247  $ 39,020    $403,750     30,000    $6,621
  and President, Upjohn             1991    $285,000 $134,633  $ 32,266    $      0     25,000    $5,532
  Laboratories

G. A. Welch(5),                     1993    $285,000 $183,824  $ 42,394    $      0     30,000    $6,368
  Executive Vice President          1992    $282,500 $154,347  $ 35,118    $212,109     30,000    $6,621
                                    1991    $255,000 $141,524  $ 32,266    $      0     25,000    $7,297

D. R. Parfet,                       1993    $266,000 $175,338  $ 40,509    $      0     30,000    $6,368
  Executive Vice President          1992    $266,000 $137,914  $ 31,216    $      0     30,000    $6,621
  for Administration                1991    $236,000 $119,097  $ 26,889    $      0     25,000    $7,280

R. C. Salisbury,                    1993    $275,000 $168,251  $ 38,625    $      0     45,000    $6,368
  Executive Vice President for      1992    $272,083 $130,373  $ 29,265    $132,250     25,000    $6,621
  Finance and Chief Financial       1991    $240,000 $119,272  $ 26,889    $      0     23,000    $7,297
  Officer; formerly Senior Vice
  President for Finance and
  Chief Financial Officer

T. Cooper,                          1993    $267,308 $243,426  $      0    $      0     75,000    See (6) below
  Chairman of the Board and         1992    $860,000 $529,239  $117,069    $690,375     75,000    $6,621
  Chief Executive Officer           1991    $860,000 $472,470  $107,555    $      0     75,000    $7,297
  (until 4/14/93)

M. Novitch,                         1993    $368,535 $311,044  $     0     $      0     40,000    See (7) below
  Vice Chairman of the Board        1992    $380,000 $222,751  $ 51,506    $166,250     40,000    $6,621
  (until 12/20/93)                  1991    $330,000 $218,605  $ 51,423    $228,750     40,000    $7,269

W. U. Parfet,                       1993    $368,535 $329,000  $     0     $      0     40,000    See (8) below
  Vice Chairman of the Board        1992    $380,000 $224,609  $ 51,506    $166,250     40,000    $4,962
  (4/14/93-9/30/93); formerly       1991    $330,000 $198,650  $ 45,173    $226,500     40,000    $7,284
  President

(1) Bonus represents 80% of Incentive Compensation Plan awards and other bonuses.


(2) Other Annual Compensation represents 20% of Incentive Compensation Plan awards that are deferred and subject to forfeiture if employment is terminated other than for retirement, death or disability.


(3) The restricted stock included in the table represents the fair market value of the entire restricted stock award on the date of grant, including the value of any supplemental payment in cash or stock that vests ratably as the restricted stock vests. Dividends are paid on the restricted stock at the same time and at the same rate as paid to all shareholders. As of December 31, 1993, based on the market price of the Company's Common Stock on that date of $29.25, L. S. Smith held 4,000 shares of restricted stock valued at $117,000 and the equivalent of 1,000 shares payable in either cash or stock valued at $29,250, which will be earned equally in 1994 and 1995; J. R. Mitchell held 8,000 shares of restricted stock valued at $234,000 and the equivalent of 2,000 shares payable in cash valued at $58,500, which will be earned at the rate of 15% in each of 1994, 1995 and 1996, 20% in 1997 and 35% in 1998; G. A. Welch held 4,000 shares of restricted stock valued at $117,000, which would have been earned equally in 1994 and 1995; and R. C. Salisbury held 2,400 shares of restricted stock valued at $70,200, of which 800 shares will be earned in 1994 and the remainder in 1995.


(4)    Other represents the Company match under The Upjohn Employee Savings Plan.


(5)    G. A. Welch will retire from the Company on April 1, 1994.


(6) Under an agreement executed by T. Cooper when he joined the Company in 1980 that credited him with 2.25 years of service for each actual year of service, Dr. Cooper's beneficiary received retirement death benefits equal to approximately $7.2 million, $1.1 million of which was paid from the Company's qualified retirement plan. In addition, his beneficiary received at his death his remaining shares of restricted stock. Dr. Cooper also received $1,592 representing the Company match under The Upjohn Employee Savings Plan.


(7) M. Novitch retired as a corporate officer and member of the Board of Directors in December 1993. Under an agreement executed by Dr. Novitch when he joined the Company in 1985, he was credited with 2.5 years of service for each actual year of service. In connection with his retirement, Dr. Novitch also received (i) the value of restricted stock, incentive compensation and stock options granted or earned in 1993 and
       (ii) nonqualified, supplemental retirement benefits equal to approximately $1.3 million beyond the benefits accrued under his agreement, representing the approximate additional amount he would have received if he had worked until December 31, 1995. The 4,000 shares of restricted stock that he was to have earned in 1994 and 1995 were forfeited. Dr. Novitch also received $6,383 representing the Company match under The Upjohn Employee Savings Plan.


(8) W. U. Parfet resigned as a corporate officer in September 1993 (although he remains on the Board of Directors). In connection with his resignation, Mr. Parfet received (i) the value of restricted stock, incentive compensation and stock options granted or earned in 1993, (ii) non-qualified supplemental retirement benefits equal to approximately $1.8 million beyond his accrued benefits, and (iii) a special cash payment of approximately $1.8 million. The 4,000 shares of restricted stock that he was to have earned in 1994 and 1995 were forfeited. In addition, Mr. Parfet received $5,708 representing the Company match under The Upjohn Employee Savings Plan.

       The following table shows the number and percentage of stock options granted to the named executive officers during 1993, the exercise price and expiration date of the options and the potential realizable value of each grant assuming that the market price of the stock appreciates in value from the date of grant to the expiration date at assumed annualized 5% and 10% rates. Options can be exercised in full after one year of employment from the date of grant with payment in either cash or shares of the Company's Common Stock. Upon a stock-for-stock exercise, the optionee will receive a new, non-qualified reloaded stock option at the then current market price for the number of shares tendered to exercise the option. No reloaded stock options were issued to executive officers in 1994. The reloaded stock option will have an exercise term equal to the remaining term of the exercised option. Options may only be exercised during employment or within three months after employment ceases, except that following retirement at or after age 65 or other approved termination of employment (as was the case with M. Novitch and W. U. Parfet), stock options may be exercised for periods up to five years (but not beyond the original expiration date of the option). The Company is unable to predict or estimate the Company's actual future stock price or place a reasonably accurate present value on the options granted.

                             ORIGINAL STOCK OPTION GRANTS IN LAST FISCAL YEAR



                                                                              Potential Realizable Value
                                                                                at Assumed Annual Rates
                                                                              of Stock Price Appreciation
                                 Individual Grants                                  for Option Term
                         Number of
                        Securities   % of Total
                           Under-      Options
                           lying     Granted to     Exercise or
                          Options   Employees in    Base Price   Expiration
           Name           Granted    Fiscal Year      ($/Sh)        Date           5%($)       10%($)
L. S. Smith. . . . . . .  40,000        1.88%        $28.1875     2/16/03        $709,100   $1,796,900
J. R. Mitchell . . . . .  40,000        1.88%        $28.1875     2/16/03        $709,100   $1,796,900
G. A. Welch. . . . . . .  30,000        1.41%        $28.1875     2/16/03        $531,800   $1,347,700
D. R. Parfet . . . . . .  30,000        1.41%        $28.1875     2/16/03        $531,800   $1,347,700
R. C. Salisbury. . . . .  25,000        2.12%        $28.1875     2/16/03        $443,200   $1,123,100
 . . . . . . . . . . . .  20,000 *                   $32.25      11/16/03        $405,600   $1,028,000
T. Cooper. . . . . . . .  75,000        3.53%        $28.1875     4/22/93 **         0 **         0 **
M. Novitch . . . . . . .  40,000        1.88%        $28.1875    12/20/98        $311,500   $  688,300
W. U. Parfet . . . . . .  40,000        1.88%        $28.1875    12/20/98        $311,500   $  688,300

         * One-half exercisable when stock price exceeds $37.0875 and one-half exercisable when stock price exceeds $42.57 but exercisable for all remaining shares after November 16, 2000 regardless of stock price.

        ** Grant canceled due to death of optionee prior to grant becoming exercisable.


      The following table shows the number of stock options exercised and the value realized by the named executive officers during 1993 and the number of unexercised stock options remaining at year end and the potential value thereof based on the year-end market price of the Company's Common Stock of $29.25:

                                    AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                                                  AND FY-END OPTION VALUES
                                                                Number of
                                                                Securities          Value of
                                                                Underlying         Unexercised
                                                                Unexercised       In-the-Money
                                                                Options at         Options at
                                                                FY-End (#)         FY-End ($)
                               Shares
                             Acquired on          Value        Exercisable/       Exercisable/
    Name                    Exercise (#)      Realized ($)     Unexercisable      Unexercisable
L. S. Smith. . . . . . . .            0                  0     145,250/40,000      $      0/42,500
J. R. Mitchell . . . . . .            0                  0      76,000/40,000      $      0/42,500
G. A. Welch. . . . . . . .           20             $83.75     103,450/30,000      $ 18,810/31,875
D. R. Parfet . . . . . . .            0                  0     108,300/30,000      $ 42,438/31,875
R. C. Salisbury. . . . . .            0                  0      86,354/45,000      $ 34,971/26,563
T. Cooper. . . . . . . . .            0                  0          211,402/0                  0/0
M. Novitch . . . . . . . .            0                  0     150,387/40,000      $      0/42,500
W. U. Parfet . . . . . . .            0                  0     168,438/40,000      $209,342/42,500


                    COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN

          The following graphs compare the yearly change over the last five years and, for a longer-term perspective, over the last ten years, in the Company's cumulative total shareholder return (stock price appreciation plus the cumulative value of reinvested dividends) compared to the Standard & Poor's 500 Stock Index and a Combined Standard & Poor's Drug Group Index consisting of Abbott Laboratories, American Cyanamid Co., American Home Products Corporation, Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, Merck & Co., Inc., Pfizer Inc., Schering-Plough Corporation, Syntex Corporation, The Upjohn Company and Warner Lambert Company. Under this peer group index, the returns of each component company are weighted according to their respective stock market capitalization as of the beginning of each period for which a return is indicated. The graphs assume $100 was invested on December 31, 1988 (for five-year graph) and December 31, 1983 (for ten-year graph) and that all dividends were reinvested. The stock performance as shown on the Performance Graph should not be interpreted as a prediction of future stock performance.


                                                                                    5 YEAR TOTAL RETURN


Fiscal Year Basis:     December
                                                     Return           Return          Return          Return            Return
 Company \ Index Name                                1989             1990            1991            1992              1993
Upjohn Company                                       37.81             1.35           11.01          -17.27             -6.70
S&P 500 Index                                        31.69            -3.11           30.47            7.62             10.08
Peer Group                                           39.43            17.35           55.92          -17.04             -6.66


                                                     Indexed \ Cumulative Returns

                                Base
                               Period               Return           Return          Return          Return            Return
 Company \ Index Name           1988                 1989             1990            1991            1992              1993
Upjohn Company                   100                137.81           139.67          155.05          128.28            119.68
S&P 500 Index                    100                131.69           127.60          166.47          179.15            197.21
Peer Group                       100                139.43           163.63          255.13          211.66            197.56

Peer Group Population

Abbott Laboratories
American Cyanamid Co
American Home Products Corp
Bristol Myers Squibb
Johnson & Johnson
Lilly (Eli) & Co
Merck & Co
Pfizer Inc
Schering-Plough
Syntex Corp
Upjohn Co
Warner-Lambert Co

This total shareholders return model assumes reinvested dividends.


                                                                                 10 YEAR TOTAL RETURN


Fiscal Year Basis:     December
                         Return   Return   Return   Return   Return    Return    Return     Return     Return     Return
 Company \ Index Nam     1984     1985     1986     1987     1988      1989      1990       1991       1992       1993
Upjohn Company           23.74    95.94    42.25    -2.14     -1.82    37.81      1.35      11.01      -17.27     -6.70
S&P 500 Index             6.22    31.64    18.56     5.10     16.61    31.69     -3.11      30.47        7.62     10.08
Peer Group                9.03    47.26    37.44     8.59     14.84    39.43     17.35      55.92      -17.04     -6.66



                                                        Indexed \ Cumulative Returns

                          Base
                         Period   Return     Return    Return    Return    Return    Return    Return    Return    Return    Return
 Company \ Index Name     1983     1984       1985     1986      1987      1988     1989      1990      1991      1992      1993
Upjohn Company           100      123.74     242.45    344.88    337.50    331.34    456.62    462.79    513.74    425.05    396.55
S&P 500 Index            100      106.22     139.83    165.78    174.24    203.18    267.55    259.25    338.24    364.00    400.69
Peer Group               100      109.03     160.55    220.67    239.61    275.16    383.66    450.24    702.01    582.40    543.60

Peer Group Population

Abbott Laboratories
American Cyanamid Co
American Home Products Corp
Bristol Myers Squibb
Johnson & Johnson
Lilly (Eli) & Co
Merck & Co
Pfizer Inc
Schering-Plough
Syntex Corp
Upjohn Co
Warner-Lambert Co


This total shareholders return model assumes reinvested dividends.


Retirement Benefits

       The following table illustrates the estimated annual benefits payable under the Company's pension plan upon retirement to persons in the specified remuneration and years-of-service classifications, assuming retirement at the normal Social Security retirement age and assuming the participant's remuneration is equivalent to his Final Average Salary under the plan and is equal to or greater than 150% of his Social Security Covered Compensation.
The amounts shown include additional non-qualified pension benefits, represent straight-life annuity amounts notwithstanding the availability of joint survivorship provisions and are not subject to any offset or reduction for Social Security benefits.

                                                     PENSION PLAN TABLE
                                                                               Years of Service*
           Remuneration                   15 Years    20 Years     25 Years       30 Years     35 Years     40 Years*
             $   500,000 . . . . . . . . .$147,000     $196,000    $245,000     $  295,000   $ 307,000     $  320,000
             $   700,000 . . . . . . . . .$207,000     $276,000    $345,000     $  415,000   $ 432,000     $  450,000
             $   900,000 . . . . . . . . .$267,000     $356,000    $445,000     $  535,000   $ 557,000     $  580,000
              $1,100,000 . . . . . . . . .$327,000     $436,000    $545,000     $  655,000   $ 682,000     $  710,000
              $1,300,000 . . . . . . . . .$387,000     $517,000    $646,000     $  775,000   $ 805,000     $  840,000
              $1,500,000 . . . . . . . . .$447,000     $573,000    $716,000     $  859,000   $ 931,000     $  969,000
              $1,700,000 . . . . . . . . .$507,000     $679,000    $849,125     $1,019,000  $1,057,000     $1,104,000
___________________

* Service in excess of 40 years is not counted under the Company's pension plan.

      The compensation included as remuneration is the amounts listed under "Annual Compensation" in the Summary Compensation Table on page 20. The current number of years of service credited for the following individuals at December 31, 1993, were: L. S. Smith, 35 years; J. R. Mitchell, 8 years; G. A. Welch, 34 years; D. R. Parfet, 16 years; and R. C. Salisbury, 19 years.


Employment Agreements and Termination of Employment Arrangements

           Under an agreement made with J. L. Zabriskie when he joined the Company, he will receive a base salary of $800,000 and a bonus of at least $600,000 payable in March 1995 for services rendered in 1994. In addition, he received 15,000 shares of restricted stock to be earned in equal amounts in January 1995 and January 1996, which amount will be reduced by the value of any future performance share awards received from his prior employer. He was also granted a stock option for 250,000 shares that will become exercisable on January 3, 1995; a stock option for 50,000 shares that will become exercisable after January 3, 1996 when the stock price exceeds $34.06; and a stock option for 50,000 shares that will become exercisable after January 3, 1997 when the stock price exceeds $39.06. All of the stock options have a ten-year term and an exercise price of $29.06 per share. When Dr. Zabriskie retires, he will receive a retirement benefit under the Company's plans as if he had been employed by Upjohn for 28 years plus his actual years of service with the Company less the value of his pension from former employment. If Dr. Zabriskie's employment is terminated within the next four years, he will receive a severance payment of at least two years' base salary.


              Under an agreement made with J. R. Mitchell when he joined the Company, he will receive a retirement benefit equal to that which he would receive if he were granted 1.67 years of service for each actual year of service under the Company's pension plans, reduced by the value of the pension to be received by him from his former employment.


              The Company has a separation payment plan for eligible individual employee terminations, including executive officers, ranging from one week's base pay for employees with three months' service to 31 weeks' base pay for 30 or more years of service. The Company also has a plan for employees, including executive officers, who are terminated as a result of having their position eliminated, which provides for separation payments ranging from two weeks' base pay for employees with one year of service to 62 weeks' base pay for employees with 30 or more years of service. In addition, the Company has a change-in-control severance plan for eligible employees, excluding executive officers, which may be terminated by the Board of Directors at any time prior to a change in control of the Company, which will provide severance benefits ranging from 4 weeks' base pay for employees with one year of service to 104 weeks' base pay for employees with 30 or more years of service payable in the event their employment is terminated within two years following a change in control of the Company. The Company has entered into a severance agreement with each executive officer providing for the payment of severance pay equal to 2.5 times the officer's annualized salary in the event his employment is terminated other than for cause, disability or retirement within 24 months following a change in control of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

         Under regulations of the Securities and Exchange Commission, persons who have power to vote or dispose of shares of the Company, either alone or jointly with others, are deemed to be beneficial owners of such shares. Because the voting or dispositive power of certain shares listed in the following table is shared, the same securities in such cases are listed opposite more than one name in the table. The total number of shares of Common Stock of the Company listed below for directors and executive officers as a group eliminates such duplication.


         Pursuant to a Schedule 13G filed with the Securities and Exchange Commission by State Street Bank and Trust Company, 225 Franklin Street, Boston, Massachusetts 02110, as Trustee of The Upjohn Employee Savings Plan, the Bank indicated beneficial ownership equivalent to 7.4% of the Company's outstanding Common Stock as of December 31, 1993.


         Pursuant to a Schedule 13G filed with the Securities and Exchange Commission by The Capital Group, Inc., 333 South Hope Street, Los Angeles, California 90071, Capital Research and Management Company, a registered investment adviser and an operating subsidiary of The Capital Group, Inc., exercised, as of December 31, 1993, investment discretion, but not voting power, with respect to 11,001,900 shares, or 6.3% of outstanding shares of the Company's Common Stock, which were owned by various institutional investors.


          Set forth in the following table are the beneficial holdings as of the close of business on March 31, 1994 of individual directors and nominees, the five most highly compensated executive officers for 1993 and all directors and executive officers as a group.

                             Shares of Common Stock Beneficially Owned(1)

                                                                          Shared
                                                 Sole Voting              Voting                   Options
                                                   and/or                 and/or                 Exercisable
                                                 Dispositive            Dispositive               Within 60     % of
                                                    Power                  Power                    Days        Class

Richard H. Brown(2)                                 591  (3)               --                        --          *
Frank C. Carlucci                                 5,628  (3)               --                        --          *
M. Kathryn Eickhoff                               1,500                    --                        --          *
Daryl F. Grisham                                  6,729  (3)                                         --          *
Lawrence C. Hoff(2)                              37,714                    --                        --          *
Geraldine A. Kenney-Wallace                         250                                              --          *
William E. LaMothe(2)                             9,795  (3)               --                        --          *
Jerry R. Mitchell                                 8,777  (4)               --                     116,000        *
William D. Mulholland                             3,007                    --                        --          *
Donald R. Parfet(2)                             556,870  (4)         1,394,690  (5)(6)(7)         138,300       1.1
Ray T. Parfet, Jr.(2)                           961,868  (8)         4,099,952  (5)(6)               --         2.7
William U. Parfet                               517,422  (4)           284,000  (6)               208,438        *
Robert C. Salisbury                              15,470  (4)             5,700  (7)               111,354        *
Ley S. Smith(2)                                  12,834  (4)             --                       185,250        *
Gerald A. Welch                                  17,224  (4)             --                       133,450        *
John L. Zabriskie                                36,500                  --                          --          *
Directors and Executive Officers                         (3)(4)                 (5)(6)
  as a Group (18 persons)(2)                  2,231,424  (8)         5,216,342  (7)             1,079,674       4.5

* Less Than 1%

(1) Excludes the following share units which were awarded under the Company's Incentive Compensation Plans but payment of which is deferred: L. C. Hoff, 6,264; J. R. Mitchell, 1,955; D. R. Parfet, 1,890; R. T. Parfet, Jr., 24,533; W. U. Parfet, 3,365; R. C.
              Salisbury, 6,725; L. S. Smith, 2,769; G. A. Welch, 1,840; and directors and executive officers as a group, 63,215.


(2)           Excludes 350 shares held by the spouse of R. H. Brown; 10,000 shares held by the spouse of L. C. Hoff; 733 shares held by the spouse of W.
              E. LaMothe; 283,194 shares held by the spouse of R. T. Parfet, Jr.;
              13,219 shares held by the spouse of D. R. Parfet; 2,200 shares held by the spouse of L. S. Smith; and 309,696 shares held by the spouses of directors and executive officers as a group; also excludes 289,656 shares held in trust over which the spouse of R. T. Parfet, Jr., has sole voting and dispositive power as trustee; beneficial ownership is disclaimed as to all such shares.


(3)           Includes the following number of shares representing deferred directors' fees payable in stock with respect to which the individual has sole voting power:  R. H. Brown, 291; F. C. Carlucci, 5,128; D.
              F. Grisham, 6,629; and W. E. LaMothe, 7,595.


(4)           Includes the following number of shares or share equivalents credited under The Upjohn Employee Savings Plan with respect to which the individual has sole voting power:  J. R. Mitchell, 729; D. R. Parfet,
              2,554; W. U. Parfet, 3,907; R. C. Salisbury, 3,928; L. S. Smith,
              1,588; G. A. Welch, 7,097; and directors and executive officers as a group, 32,604.


(5)           Includes shares over which D. R. Parfet and R. T. Parfet, Jr., have sole or shared voting or dispositive power as members of the Board of
              Trustees of The W. E. Upjohn Unemployment Trustee Corporation, a
              non-profit corporation which supports research on economic and social problems related to unemployment.


(6) Includes shares held in trust over which voting and/or dispositive power is shared in his capacity as trustee under various trusts.


(7)           Includes shares over which D. R. Parfet and R. C. Salisbury have shared voting and dispositive power as members of the Subcommittee on
              Endowment Management of the Board of Trustees of Kalamazoo College,
              serving as trustees under a charitable remainder trust.


(8) Includes shares held in trust over which R. T. Parfet, Jr., has sole voting and/or dispositive power in his capacity as trustee under various trusts.


Item 13.              Certain Relationships and Related Transactions

          D. R. Parfet, Executive Vice President for Administration, is the brother of W. U. Parfet and both are sons of R. T. Parfet, Jr.; W. U. Parfet and R. T. Parfet, Jr., are directors of the Company.




                                                           PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1.       Financial Statements

               The following are included in the 1993 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8:

               Report of Independent Accountants.

               Consolidated Statements of Earnings--Years ended December 31,
                 1993, 1992 and 1991.

               Consolidated Balance Sheets--December 31, 1993 and 1992.

               Consolidated Statements of Shareholders' Equity--Years ended
                 December 31, 1993, 1992 and 1991.

               Consolidated Statements of Cash Flows--Years ended December 31,
                 1993, 1992 and 1991.

               Consolidated Statements of Segment Operations--Years ended
                  December 31, 1993, 1992 and 1991.

               Notes to Consolidated Financial Statements.


       (a)2.       Financial Statement Schedules

                 Report of Independent Accountants. . . . . . . . . . . . . .35

                      Schedules:
                        I    Marketable Securities--Other Investments,
                             December 31, 1993 . . . . . . . . . . . . . . . 36

                      For the years ended December 31, 1993, 1992 and 1991:
                        V    Property, Plant and Equipment . . . . . . . . . 37
                       VI    Accumulated Depreciation, Depletion and
                             Amortization of Property, Plant and Equipment . 38
                       IX    Short-term Borrowings . . . . . . . . . . . . . 39


Notes:

    (1) Schedules other than those listed above are omitted because they are either not required, are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

    (2) Financial statements of 50 percent-or-less-owned affiliated persons are omitted because such persons, in the aggregate, do not constitute a significant subsidiary.


  (a)3. Exhibits - Management and compensation-related agreements and plans are included as Exhibits (10)(a) through (10)(q).

            (3)(i) Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit (3)(a) to the Registrant's Form 10-K for the year ending December 31,
                       1987).

            (3)(ii) By-laws of the Registrant, as amended, June 21, 1988 (incorporated by reference to Exhibit (3)(b) to the Registrant's Form 10-K for the year ending December 31,
                       1988).

            (4)(a) Loan Agreement between Puerto Rico Industrial, Medical and Environmental Pollution Control Facilities Financing Authority and The Upjohn Company, dated as of December 1, 1983, and Trust Agreement between Puerto Rico Industrial, Medical and Environmental Pollution Control Facilities Financing Authority and The Chase Manhattan Bank (National Association), Trustee, dated as of December 1, 1983 (not filed pursuant to Regulation S-K, Item 601 (b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request).

            (4)(b) Indenture dated as of February 1, 1990, with respect to debt securities issued by The Upjohn Company Employee Stock Ownership Trust and 9.79% Amortizing Notes, Series A, Due February 1, 2004, issued by The Upjohn Company Employee Stock Ownership Trust and guaranteed by the Registrant (not filed pursuant to Regulation S-K, Item 601 (b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request).

            (4)(c) Rights Agreement dated as of June 17, 1986 (incorporated by reference to Exhibit 4(d) to the Registrant's Form 8-K dated June 17, 1986), as amended by First Amendment dated as of March 22, 1989 (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated
                       March 27, 1989).

            (4)(d) Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K dated June 17, 1986).

            (4)(e) Certificate of Designations, Preferences and Rights of Series B Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit (4)(f) to the Registrant's Form 10-K for the year ending December 31,
                       1989).

            (4)(f) Indenture dated as of August 1, 1991 between the Company and The Bank of New York, as trustee, with respect to Debt Securities to be issued thereunder from time to time (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request).

            (10)(a) Agreements with J. R. Mitchell relating to additional pension benefits (incorporated by reference to Exhibit
                       (10)(e) to the Registrant's Form 10-K for the year ending December 31, 1988 and Exhibit (10)(f) to the Registrant's Form 10-K for the year ending December 31,
                       1989).

            (10)(b) Restricted Stock Agreement with L. S. Smith (incorporated by reference to Exhibit (10)(q) to the Registrant's Form 10-K for the year ending December 31,
                       1990).

            (10)(c) Restricted Stock Agreement with J. R. Mitchell (incorporated by reference to Exhibit (10)(i) to the Registrant's Form 10-K for the year ending December 31,
                       1991).

            (10)(d) The Upjohn Management Incentive Program of 1992, consisting of Incentive Compensation Plan, Stock Option Plan and Performance Share Plan (incorporated by reference to Exhibit (10)(j) to the Registrant's Form 10-K for the year ending December 31, 1991).

            (10)(e) Form of Indemnification Agreement entered into with Each Officer and Director (incorporated by reference to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31, 1986).

            (10)(f) Grantor Trust Agreement with The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit (10)(l) to the Registrant's Form 10-K for the year ending December 31, 1988).

            (10)(g) Form of Severance Agreement Entered into with Each Officer of The Upjohn Company (incorporated by reference to Exhibit (10)(m) to the Registrant's Form 10-K for the year ending December 31, 1988).

            (10)(h) The Upjohn Replacement and Deferred Benefit Plan (incorporated by reference to Exhibit (10)(p) to the Registrant's Form 10-K for the year ending December 31,
                       1988).

            (10)(i) The Upjohn Directors' Retirement Benefit Plan (incorporated by reference to Exhibit (10)(o) to the Registrant's Form 10-K for the year ending December 31,
                       1989).

            (10)(j) Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(p) to the Registrant's Form 10-K for the year ending December 31, 1989).

            (10)(k) Special Retirement Agreement dated as of September 14, 1992 between the Company and R.G. Tomlinson (incorporated by reference to Exhibit (10)(q) to the Registrant's Form 10-K for the year ending December 31,
                       1992).

            (10)(l) Form of Restricted Stock Agreement with L.S. Smith (incorporated by reference to Exhibit (10)(t) to the Registrant's Form 10-K for the year ending December 31,
                       1992).

            (10)(m) Restricted Stock Agreement with R.G. Tomlinson (incorporated by reference to Exhibit (10)(v) to the Registrant's Form 10-K for the year ending December 31,
                       1992).

            (10)(n) Form of Restricted Stock Agreement with K.M. Cyrus and R.C. Salisbury (incorporated by reference to Exhibit
                       (10)(w) to the Registrant's Form 10-K for the year ending December 31, 1992).

            (10)(o)    Agreement with W. U. Parfet dated September 17, 1993.

            (10)(p)    Agreement with M. Novitch dated October 17, 1993.

            (10)(q) Employment Agreement with J. L. Zabriskie dated March 14, 1994.

            (11)(a)    Computation of Earnings Per Share - Primary

            (11)(b)    Computation of Earnings Per Share - Fully Diluted

            (12)       Computation of Ratio of Earnings to Fixed Charges

            (13) Portions of The Upjohn Company's 1993 Annual Report to Shareholders

            (21)       Subsidiaries of the Registrant.

            (23)       Consent of Independent Accountants.




(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

                                                     SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 15, 1994                            THE UPJOHN COMPANY
                                                      (Registrant)


                                                  By:   J. L. ZABRISKIE
                                                        J. L. Zabriskie
                                                  Chairman of the Board and
                                                   Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                       Title                         Date



        J. L. ZABRISKIE         Chairman of the Board and
        J. L. Zabriskie         Chief Executive Officer



          L. S. SMITH           President and Director
          L. S. Smith



        R. C. SALISBURY         Executive Vice President for    March 15, 1994
        R. C. Salisbury         Finance and Chief Financial
                                Officer; also Principal
                                Accounting Officer

                                     Director
         R. H. Brown



     F. C. CARLUCCI                  Director
     F. C. Carlucci




                                     Director
      M. K. Eickhoff



      D. F. GRISHAM                  Director
      D. F. Grisham



       L. C. HOFF                    Director
       L. C. Hoff



  G. A. KENNEY-WALLACE               Director
  G. A. Kenney-Wallace


                                                        March 15, 1994
      W. E. LaMOTHE                  Director
      W. E. LaMothe



     J. R. MITCHELL                  Director
     J. R. Mitchell



    W. D. MULHOLLAND                 Director
    W. D. Mulholland



    R. T. PARFET, JR.                Director
    R. T. Parfet, Jr.



      W. U. PARFET                   Director
      W. U. Parfet

                                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
The Upjohn Company

Our report on the consolidated financial statements of The Upjohn Company and Subsidiaries has been incorporated by reference in this Form 10-K from page 25 of the 1993 Annual Report to Shareholders of The Upjohn Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed under Item 14.(a)2 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand
Chicago, Illinois
January 31, 1994

                            THE UPJOHN COMPANY AND SUBSIDIARIES

                            SCHEDULE I--MARKETABLE SECURITIES---OTHER INVESTMENTS
                                             December 31, 1993
                                       All Dollar Amounts in Thousands
                                          _________________________

                         Column A                    Column B          Column C      Column D               Column E

                                                                                                      Amount at Which Each
                                                 Number of Shares                  Market Value        Portfolio of Equity
                                                or Units--Principal                of Each Issue    Security Issues and Each
                    Name of Issuer and            Amounts of Bond       Cost of     At Balance      Other Security Issue Car-
                      Title of Issue                 and Notes        Each Issue    Sheet Date      red in the Balance Sheet

Obligations Guaranteed by
              the United States
              Government:

              Government National Mortgage
                 Association securities, Federal
                 National Mortgage Association
                 securities and Federal Home
                 Loan Mortgage Corporation
                 securities, 5.5% to 16.0%,
                 due to June 2020. . . . . . . . .  $230,112           $233,194      $239,625            $233,194

                 Other, 5.7% to 13.0%,
                 due to August 2020. . . . . . . .    75,556             75,556        81,071              75,556

Obligations of Agencies and
              Instrumentalities of the
              Commonwealth of Puerto Rico:

                 Various bonds and securities,
                 variable and 4.41% to 7.5%,
                 due to July 2002. . . . . . . . .    80,394             80,394        83,587              80,394

Obligations Guaranteed by
              Various Banks:

                 Notes and other
                 securities(1), variable
                 and 5.54% to 7.22%, due
                 to April 2001 . . . . . . . . . .    35,000             35,000        35,657              35,000

                 Certificates of deposit,
                 5.15% to 8.28%, due to
                 July 1998 . . . . . . . . . . . .   210,287            210,287       220,412             210,287

Obligations guaranteed by
              Corporations:

                 Promissory note, 7.75%,
                 due September 1995. . . . . . . .    10,000             10,000        10,673              10,000
                                                                       --------      --------            --------
                                                                       $644,431      $671,025            $644,431
                                                                       ========      ========            ========



Notes:

   (1)  Category includes bank reverse repurchase agreement collateralized by obligations of the Government
        National Mortgage Association.


                                                  THE UPJOHN COMPANY AND SUBSIDIARIES

                                               SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                         for the years ended December 31, 1993, 1992 and 1991
                                                    All Dollar Amounts in Thousands

                                                      __________________________
                        Column A                    Column B      Column C       Column D     Column E       Column F
                                                                                                 Other
                                                                                                Changes
                                                    Balance at     Additions                      Add        Balance at
                                                     Beginning        at           Retire-     (Deduct)         Close
                    Classification (1)               of Period     Cost(2)          ments     Describe(3)     of Period
Year Ended December 31, 1993:
               Land. . . . . . . . . . . . . .      $   48,996     $  3,410         $   252    $     160      $   52,314
               Buildings and utilities . . . .       1,090,199       53,651           5,383          569       1,139,036
               Equipment . . . . . . . . . . .       1,342,656      187,357          66,506      (14,498)      1,449,009
               Leasehold improvements. . . . .          10,447        1,284             432          (29)         11,270
               Construction in progress. . . .         255,352       77,808 (4)          11       (1,502)        331,647
                                                    ----------     --------         -------    ---------      ----------
                                                    $2,747,650     $323,510         $72,584    $ (15,300)     $2,983,276
                                                    ==========     ========         =======    =========      ==========
Year Ended December 31, 1992:
               Land. . . . . . . . . . . . . .      $   47,663     $  1,417         $   264    $     180      $   48,996
               Buildings and utilities . . . .         939,257      156,491           1,876       (3,673)      1,090,199
               Equipment . . . . . . . . . . .       1,224,333      156,028          29,717       (7,988)      1,342,656
               Leasehold improvements. . . . .          12,104          745             705       (1,697)         10,447
               Construction in progress. . . .         273,488      (17,791)(4)         186         (159)        255,352
                                                    ----------     --------         -------    ---------      ----------
                                                    $2,496,845     $296,890         $32,748    $ (13,337)     $2,747,650
                                                    ==========     ========         =======    =========      ==========
Year Ended December 31, 1991:
               Land. . . . . . . . . . . . . .      $   44,186     $  3,543         $   175    $     109      $   47,663
               Buildings and utilities . . . .         856,625       89,819             330       (6,857)        939,257
               Equipment . . . . . . . . . . .       1,141,572      123,456          28,648      (12,047)      1,224,333
               Leasehold improvements. . . . .          10,003        2,751             670           20          12,104
               Construction in progress. . . .         221,228       55,250 (4)          73       (2,917)        273,488
                                                    ----------     --------         -------    ---------      ----------
                                                    $2,273,614     $274,819         $29,896    $ (21,692)     $2,496,845
                                                    ==========     ========         =======    =========      ==========


Notes:

               (1)   The 1991 and 1992 amounts have been restated to reflect continuing operations.

               (2)   Includes property, plant and equipment of companies purchased during the year.

               (3)   Principally currency translation adjustments.


               (4)   Additions to construction in process are net of transfers to other plant and equipment classification for those projects completed during the year.

                                                  THE UPJOHN COMPANY AND SUBSIDIARIES

                                           SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION
                                           AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                         for the years ended December 31, 1993, 1992 and 1991
                                                    All Dollar Amounts in Thousands

                                                     ____________________________
                           Column A                   Column B       Column C    Column D      Column E     Column F
                                                                                                 Other
                                                                     Additions                  Changes
                                                     Balance at     Charged to                    Add      Balance at
                                                      Beginning      Costs and    Retire-      (Deduct)       Close
                      Classification (1)              of Period     Expenses(2)    ments      Describe(3)   of Period
Year Ended December 31, 1993:
               Buildings and utilities . . . .        $  386,602     $ 45,685    $ 3,352       $ 8,814       $  437,749
               Equipment . . . . . . . . . . .           689,905      115,776     54,086        15,666          767,261
               Leasehold improvements. . . . .             6,387        1,098        292          (197)           6,996
                                                      ----------     --------    -------       -------       ----------
                                                      $1,082,894     $162,559    $57,730       $24,283       $1,212,006
                                                      ==========     ========    =======       =======       ==========
Year Ended December 31, 1992:
               Buildings and utilities . . . .        $  344,201     $ 44,181    $ 1,068       $  (712)      $  386,602
               Equipment . . . . . . . . . . .           611,329      107,358     23,333        (5,449)         689,905
               Leasehold improvements. . . . .             5,895        1,057        402          (163)           6,387
                                                      ----------     --------    -------       -------       ----------
                                                      $  961,425     $152,596    $24,803       $(6,324)      $1,082,894
                                                      ==========     ========    =======       =======       ==========
Year Ended December 31, 1991:
               Buildings and utilities . . . .        $  310,661     $ 36,669    $   289       $(2,840)      $  344,201
               Equipment . . . . . . . . . . .           541,076       96,371     23,326        (2,792)         611,329
               Leasehold improvements. . . . .             5,189        1,154        506            58            5,895
                                                      ----------     --------    -------       -------       ----------
                                                      $  856,926     $134,194    $24,121       $(5,574)      $  961,425
                                                      ==========     ========    =======       =======       ==========




Notes:

                (1)  The 1991 and 1992 amounts have been restated to reflect continuing operations.

                (2)  Depreciation was provided on the basis of useful lives as follows:

                     Land improvements and utilities     5 to 33 years
                     Buildings                          10 to 50 years
                     Machinery and equipment             4 to 25 years
                     Office furniture and equipment      5 to 20 years
                     Transportation equipment             5 to 7 years
                     Leasehold improvements              Term of lease

                (3)  Principally currency translation adjustments.

                                                  THE UPJOHN COMPANY AND SUBSIDIARIES

                                                  SCHEDULE IX--SHORT-TERM BORROWINGS

                                         for the years ended December 31, 1993, 1992 and 1991
                                                    All Dollar Amounts in Thousands

                                                     ____________________________
                          Column A                   Column B     Column C     Column D      Column E      Column F
                                                                                 Maximum       Average      Weighted
                                                                   Weighted      Amount        Amount        Average
                                                     Balance at     Average    Outstanding   Outstanding  Interest Rate
                     Category of Aggregate               End       Interest    During the    During the    During the
                     Short-Term Borrowings           of Period       Rate        Period      Period (1)    Period (2)
Year Ended December 31, 1993:
                Domestic (3) . . . . . . . . .        $      0       0.0%       $126,000       $ 55,746       3.2%
                Foreign (4). . . . . . . . . .          40,876       8.4          39,974         29,509       9.8
                                                      --------                  --------       --------
                                                      $ 40,876                  $165,974       $ 85,255
                                                                                ========       ========
                Current maturities of
                  long-term debt . . . . . . .           3,246
                                                      --------
                                                      $ 44,122
                                                      ========

Year Ended December 31, 1992:
                Domestic (3) . . . . . . . . .        $192,970        3.6%      $378,000       $240,359        3.6%
                Foreign (4). . . . . . . . . .          27,424       11.2         29,553         27,064       11.3
                                                      --------                  --------       --------
                                                       220,394                  $407,553       $267,423
                                                                                ========       ========
                Current maturities of
                  long-term debt . . . . . . .           8,197
                                                      --------
                                                      $228,591
                                                      ========

Year Ended December 31, 1991:
                Domestic (3) . . . . . . . . .        $ 50,955        4.8%      $147,000       $ 87,594        5.9%
                Foreign (4). . . . . . . . . .          28,938       11.0         28,088         24,154       12.2
                                                      --------                  --------       --------
                                                        79,893                  $175,088       $111,748
                                                                                ========       ========
                Current maturities of
                  long-term debt . . . . . . .           6,648
                                                      --------
                                                      $ 86,541
                                                      ========





Notes:

                 (1)  Computed by dividing the total of month-end outstanding principal balance by 12.

                 (2)  Computed by dividing the actual interest expense by the average short-term debt outstanding.

                 (3)  Domestic short-term borrowings represent commercial paper issued in the United States.

                 (4)  Foreign short-term borrowings represent the use of bank overdraft facilities and foreign bank loans due within one year.
