Form 10-Q
period 1994-03-31
UPJOHN CO
filed 1994-05-12
CIK 102237

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1994

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From           to

         _______________________________________________________


                    Commission File Number 1-4147



                           THE UPJOHN COMPANY
         (Exact name of registrant as specified in its charter)


                    Delaware                  38-1123360
            (State of incorporation)      (I. R. S. Employer
                                          Identification No.)


              7000 Portage Road, Kalamazoo, Michigan  49001
                 (Address of principal executive offices)


                Registrant's telephone number 616-323-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.  YES   X      NO


The number of shares of Common Stock, $1 Par Value, outstanding as of April 30, 1994 was 172,989,398.


                          Page 1 of 18 pages
             The exhibit index is set forth on page 13.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                      For the Three Months Ended March 31
           (All Dollar Amounts in Thousands, Except Per-Share Data)

                                                            Unaudited
                                                      ----------------------
                                                        1994          1993
                                                      --------      --------
Net sales                                             $905,783      $912,267
Other revenue                                           10,198         5,942
                                                      --------      --------
          Operating revenue                            915,981       918,209
                                                      --------      --------
Cost of products sold                                  259,790       247,858
Research and development                               162,859       150,050
Marketing and administrative                           324,688       337,252
                                                      --------      --------
          Operating income                             168,644       183,049

Interest income                                         13,834        12,894
Interest expense                                        (6,418)       (8,724)
Foreign exchange (losses)                               (1,868)       (1,865)
All other, net                                              94        12,398
                                                      --------      --------
Earnings from continuing operations before
  income taxes and minority equity                     174,286       197,752
Provision for income taxes                              41,800        47,300
Minority equity in (losses)                             (2,267)         (997)
                                                      --------      --------
Earnings from continuing operations                    134,753       151,449
Earnings from discontinued operation (net of tax)                        920
                                                      --------      --------
Earnings before cumulative effect of
  accounting changes                                   134,753       152,369
Cumulative effect of accounting changes
  (net of tax)                                                       (18,906)
                                                      --------      --------
Net earnings                                           134,753       133,463
Dividends on preferred stock (net of tax)                3,037         3,041
                                                      --------      --------
Net earnings on common stock                          $131,716      $130,422
                                                      ========      ========
Earnings per common share:
  Primary - Earnings from continuing operations
            before accounting changes                     $.76          $.85
          - Discontinued operation                                       .01
          - Cumulative effect of accounting changes                     (.11)
                                                          ----          ----
          - Net earnings                                  $.76          $.75
                                                          ====          ====
  Fully   - Earnings from continuing operations
  diluted   before accounting changes                     $.74          $.82
          - Discontinued operation                                       .01
          - Cumulative effect of accounting changes                     (.10)
                                                          ----          ----
          - Net earnings                                  $.74          $.73
                                                          ====          ====


                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31
                       (All Dollar Amounts in Thousands)


                                                            Unaudited
                                                      ----------------------
                                                        1994          1993
                                                      --------      --------
Net cash provided by operations                       $200,295      $159,932
                                                      --------      --------
Cash provided (required) by investment activities:
  Property, plant and equipment additions              (52,956)      (63,509)
  Proceeds from sale of property, plant and equipment   23,976         2,767
  Proceeds from sale of investments                     11,633        43,352
  Purchase of investments                              (98,355)      (30,717)
  Proceeds from the sale of discontinued operation       7,943
  Other                                                 (5,625)      (14,104)
                                                      --------      --------
Net cash (required) by investment activities          (113,384)      (62,211)
                                                      --------      --------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                         5,183       131,478
  Repayment of debt                                     (4,052)       (6,165)
  Debt maturing in three months or less (net)            2,454      (182,989)
  Dividends paid to shareholders                       (66,038)      (66,747)
  Purchase of treasury stock                           (20,884)      (25,215)
  Other                                                    733         6,078
                                                      --------      --------
Net cash (required) by financing activities            (82,604)     (143,560)
                                                      --------      --------
Effect of exchange rate changes on cash                  2,045        (2,407)
                                                      --------      --------
Net change in cash and cash equivalents                  6,352       (48,246)
Cash and cash equivalents, beginning of year           291,750       239,513
                                                      --------      --------
Cash and cash equivalents, end of period              $298,102      $191,267
                                                      ========      ========






















                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)


                                                     March 31,    December 31,
                                                       1994           1993
                                                    -----------   ------------
                                                    (unaudited)

                    ASSETS
Current assets:
  Cash and cash equivalents                         $  298,102    $  291,750
  Trade accounts receivable, less allowances
     of $61,267 and $52,451                            716,201       723,858
  Inventories                                          558,088       570,923
  Deferred income taxes                                168,367       168,748
  Other                                                241,548       166,487
                                                    ----------    ----------
          Total current assets                       1,982,306     1,921,766
                                                    ----------    ----------
Investments, at cost                                   649,018       644,431
                                                    ----------    ----------
Property, plant and equipment, at cost               3,022,040     2,983,276
Less:  Allowance for depreciation                    1,240,868     1,212,006
                                                    ----------    ----------
          Net property, plant and equipment          1,781,172     1,771,270
                                                    ----------    ----------
Other noncurrent assets                                559,554       548,630
                                                    ----------    ----------
Total assets                                        $4,972,050    $4,886,097
                                                    ==========    ==========





























                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)


                                                     March 31,    December 31,
                                                       1994           1993
                                                    ----------    ------------
                                                    (unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   54,298    $   44,122
  Accounts payable                                     164,857       160,609
  Compensation and vacation                             83,159        80,204
  Dividends payable                                     63,976        64,170
  Income taxes payable                                 160,157       181,395
  Other                                                535,209       527,465
                                                    ----------    ----------
          Total current liabilities                  1,061,656     1,057,965
                                                    ----------    ----------
Long-term debt                                         521,583       526,837
                                                    ----------    ----------
Guarantee of ESOP debt                                 275,000       275,000
                                                    ----------    ----------
Postretirement benefit cost                            387,940       382,123
                                                    -----------   ----------
Other liabilities                                      405,767       407,071
                                                    ----------    ----------
Deferred income taxes                                   97,894        94,007
                                                    ----------    ----------
Minority equity in subsidiaries                         59,303        57,444
                                                    ----------    ----------
Shareholders' equity:
  Preferred stock, one dollar par value;
    authorized 12,000,000 shares; issued
    Series B convertible 7,369 shares
    (1993: 7,379 shares) at stated value               296,982       297,387
  Common stock, one dollar par value; authorized
     600,000,000 shares, issued 190,589,607 shares     190,590       190,590
  Capital in excess of par value                        65,126        66,406
  Retained earnings                                  2,602,722     2,535,010
  Note receivable from ESOP Trust (ESOT)               (31,548)      (31,548)
  ESOP deferred compensation                          (249,469)     (251,301)
  Currency translation adjustments                     (91,387)     (114,198)
  Less treasury stock at cost 17,632,065 shares
     (1993: 17,157,689 shares)                        (620,109)     (606,696)
                                                    ----------    ----------
          Total shareholders' equity                 2,162,907     2,085,650
                                                    ----------    ----------
Total liabilities and shareholders' equity          $4,972,050    $4,886,097
                                                    ==========    ==========








                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All Dollar Amounts in Thousands, Except Per-Share Data):

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial information presented herein is unaudited, other than the consolidated balance sheet at December 31, 1993, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Reclassification of certain deferred income tax balances has been made on the balance sheet to conform prior year's data to the current year presentation.

In December 1993, the company divested Asgrow Florida Company. Where appropriate, these financial statements have been restated to reflect this divestiture as a discontinued operation.

B - EARNINGS PER COMMON SHARE:

Earnings per share are computed by dividing net earnings available to the common shareholder by the sum of the weighted average number of shares of common stock outstanding plus common stock equivalents principally in the form of employee stock option awards and, in the case of fully diluted earnings per share, the number of common shares into which the preferred stock would be assumed to be converted. Also in the fully diluted computation, net earnings are adjusted by the difference between dividends on preferred and common stock under the if-converted assumption.

C - INVENTORIES:
                                                    March 31,     December 31,
                                                      1994            1993
                                                    ---------     ------------
    Estimated replacement cost
      (FIFO basis):
    Pharmaceutical finished products                $185,194        $174,615
    Seeds                                            147,084         171,716
    Raw materials, supplies and work in process      379,157         375,170
                                                    --------        --------
                                                     711,435         721,501
    Less reduction to LIFO cost                     (153,347)       (150,578)
                                                    --------        --------
                                                    $558,088        $570,923
                                                    ========        ========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $454,616 at March 31, 1994, and $461,090 at December 31, 1993.

D - DEBT:

Long-term debt consisted of the following:
                                                    March 31,     December 31,
                                                      1994            1993
                                                    --------      ------------
    7.5% Industrial Revenue Bonds due 2023          $ 40,000        $ 40,000
    5.35-7.95% Medium-Term Notes due 1997-1999       266,000         266,000
    5.875% Notes due 2000                            200,000         200,000
    Other                                             19,858          24,083
    Current maturities                                (4,275)         (3,246)
                                                    --------        --------
                                                    $521,583        $526,837
                                                    ========        ========
The medium-term notes were issued under 1991 and 1993 shelf registrations filed with the Securities and Exchange Commission. Pursuant to these registrations, the company may from time to time issue notes with varying maturities, interest rates and amounts up to an aggregate total of $400,000 ($300,000 under the 1991 registration and $100,000 under the 1993 registration). At March 31, 1994, $34,000 remained available for issuance under the 1991 registration and $100,000 under the 1993 registration.

Unused bank credit facilities at April 30, 1994 were increased to a total of $150 million, all available to support commercial paper borrowings or other corporate purposes.

E - CONTINGENT LIABILITIES:

The consolidated balance sheets include accruals for estimated product and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility at North Haven, Connecticut, and environmental exposures at several "Superfund" or comparable sites. The company believes that existing accruals are adequate based upon information currently available, although added costs are reasonably possible (see Note F).

The company has an agreement with the manufacturer of a blood supplement currently under development. Pursuant to the agreement, investments by the company could aggregate $179,000 over a period of years, and the company has committed to pay the expense of clinical development which is currently in process. As of March 31, 1994, the company has invested $57,500.

F - LITIGATION:

There are various legal proceedings against the company, including a substantial number of product liability suits claiming damages as a result of the use of the company's products including approximately 100 cases involving Halcion. In one of the Halcion suits, plaintiffs are seeking certification as a class action.

In October 1991, a Cook County, Illinois jury rendered a verdict of $128,000, including $125,000 in punitive damages, which were subsequently reduced to $35,000, against the company as a result of an incident involving the use of the product Depo-Medrol. The company believes the decision was erroneous and will vigorously appeal this judgement, but the outcome of the litigation is uncertain. The company's insurance carriers have denied liability for punitive damages, and the company is in litigation to determine the extent to which the company's insurance policies cover punitive damages.

Two shareholder class action complaints against the company and certain of its officers and directors are pending in the federal district court for Western Michigan claiming damages resulting from alleged misrepresentations and omissions of information by the company concerning its product, Halcion. One of the actions also contains a derivative claim that certain directors breached their fiduciary duty by allegedly failing to prevent improper practices during the clinical testing of Halcion.

The company is also involved in several administrative and judicial proceedings relating to environmental matters, including actions brought by the EPA and state environmental agencies for cleanup at approximately 40 "Superfund" or comparable sites. The company is not able to determine its ultimate exposure in connection with these environmental situations due to uncertainties related to cleanup procedures to be employed, if any, the cost of cleanup and the company's share of a site's cost.

Some portion of the liabilities and expenses associated with the foregoing product liability and environmental actions may be covered by insurance, although such matters are currently in litigation.

The company is a party, along with approximately 30 other defendants, in several civil antitrust lawsuits alleging price discrimination and price-fixing with respect to the level of discounts and rebates provided to certain customers.

The company is of the opinion that, although the outcome of the litigation and proceedings referred to above cannot be predicted with any certainty, appropriate accruals have been made in the financial statements, and the ultimate liability should not have a material adverse effect on the company's consolidated financial position.

Activities continue in connection with remediation of the site of the company's discontinued industrial chemical operations in North Haven, Conn. The town is seeking to force the company to remove a sludge pile located on the plant site because it violates local zoning ordinances. As a result of the detection of PCBs in the pile in concentrations that may require compliance with additional laws and regulations relative to disposal of PCBs, coupled with significant changes in applicable regulations relating to disposal of hazardous waste, the cost of off-site disposal (if, in fact, such disposal is possible, legal and ultimately required) could be approximately $200,000. The company cannot at the present time predict the final resolution of the sludge pile issue. Because the company believes in-place closure of the sludge pile is the most responsible course of action and the Connecticut Department of Environmental Protection and the U.S. EPA had earlier approved the company's plan for in-place closure of the sludge pile, which is substantially less expensive than removal, the company has not established any reserves for the cost of off-site disposal.

The company is in the process of evaluating other existing environmental conditions at the North Haven, Conn. facility with the intention of addressing concerns that may be determined appropriate. It is possible that the U.S. EPA and the company may enter into an Administrative Order on Consent under which the company will complete a Corrective Measures Study and will finish implementation of several interim remediation measures at the site. The company believes that it has established sufficient reserves to cover the costs of any actions required to be taken after the evaluation process is completed.

G - ACCOUNTING CHANGES:

Effective January 1, 1993, the company's majority-owned subsidiaries that previously reported financial results on a fiscal year basis ending November 30 changed their reporting period to a calendar year ending December 31. The results of operations of these subsidiaries for the period December 1 through December 31, 1992 are included in the March 31, 1993 Consolidated Statement of Earnings as the cumulative effect of an accounting change that reduced net earnings by $7,791 ($.04 per share after tax). The cash flows of these subsidiaries for the four-month period December 1, 1992 through March 31, 1993 are reflected in the Consolidated Statement of Cash Flows for the period ended March 31, 1993.

In December 1993, the company adopted Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits," which pertains to benefits provided to former or inactive employees after employment but before retirement. This change became effective, retroactively, as of January 1, 1993. The effect of this change related to years prior to 1993 was $11,115 ($.07 per share after tax) and is reported as a cumulative effect of an accounting change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

The table below provides a year-to-year comparison of net sales by business segment and major product groups within each segment:
                                                      First Quarter
                                                   (Dollars in Millions)
                                              -------------------------------
                                               1994       Change        1993
                                              ------      -------      ------
Central nervous system agents                 $112.8      (36.6%)      $178.0
Steroids, anti-inflammatory and
  analgesic agents                             264.3       17.6         224.8
Antibiotics                                    113.4        3.4         109.7
Other products and materials                   232.5       11.7         208.2
                                              ------                   ------
  Total Human Health Care                      723.0        0.3         720.7
                                              ------                   ------
Animal health                                   77.7       (2.8)         79.9
Seeds                                          105.1       (5.9)        111.7
                                              ------                   ------
  Total Agricultural                           182.8       (4.6)        191.6
                                              ------                   ------
Consolidated sales                            $905.8       (0.7)       $912.3
                                              ======                   ======

All sales data and financial results for the first quarter of 1993 have been restated to reflect the divestiture of Asgrow Florida Company which was treated as a discontinued operation.

First-quarter 1994 consolidated domestic sales decreased three percent to $541 million from $557 million in the prior year and represented 60 percent of total consolidated sales as compared to 61 percent one year earlier. Non-U.S. sales of $365 million were up almost three percent from $355 million in the first quarter of 1993. Consolidated sales were down one percent as the result of a one percent increase in volume, a one percent decrease in price, and a one percent decline from foreign exchange. Human health care sales represented 80 percent of the consolidated total for the first quarter of 1994 as compared to 79 percent for this period in the prior year, the balance being agricultural.

Human health care sales in the U.S. of $432 million were down two percent from $442 million in the first quarter of 1993 while non-U.S. sales of $291 million in 1994 were up five percent from $279 million. Non-U.S. human health care sales represented 40 percent of the worldwide total compared to 39 percent in the first quarter of 1993. Agricultural sales in the U.S. were $109 million in the first quarter of 1994 compared to $114 million while non-U.S. agricultural sales of $74 million were down four percent from $78 million in the first quarter of 1993.

The decline in worldwide sales of central nervous system agents was primarily the result of generic competition for XANAX, the anti-anxiety agent that lost U.S. patent protection in October 1993. The decline of XANAX was partially offset by sales of the company's generic anti-anxiety agent, alprazolam, which is sold at a significantly lower price than XANAX and competes in the market with a number of other generic products. HALCION, the sleep-inducing agent, also lost U.S. patent protection in October 1993 and continues to suffer from the controversy and adverse publicity which began in prior years. The company is selling triazolam, the generic name for HALCION, and is anticipating generic competition in the future.

Pharmaceutical sales growth was led by the steroid, anti-inflammatory and analgesic product group which includes sales of OGEN, the estrogen replacement therapy that was acquired at the end of 1993. The strong U.S. performance of DEPO-PROVERA, the injectable contraceptive, which also recorded growth in non-U.S. markets, contributed to growth in this product class. MOTRIN IB, the over-the-counter nonsteroidal analgesic agent, continued its pattern of growth in the U.S. Sales of SOLU-MEDROL, the injectable steroid, and other MEDROL products were up slightly. Sales of ANSAID, the non-steroidal anti-inflammatory agent, declined moderately in the U.S. due to continuing competition from other products in its therapeutic class. The patent on ANSAID expired in February 1993; no generic competition has appeared to date.

Sales of antibiotic products as a group continued to record growth over the prior year primarily as the result of the performance of VANTIN, the broad-spectrum oral antibiotic introduced in the U.S. late in 1992. Non-U.S. sales of the CLEOCIN family of products were flat while U.S. sales of this product line were down slightly for the quarter.

ROGAINE, the treatment for hair loss, led sales growth in the other products and materials category. ROGAINE sales rose significantly over those of the first quarter of 1993 which were low due to incentives offered in December 1992. Combined U.S. sales of MICRONASE and GLYNASE PresTab, the oral antidiabetes agents, were up slightly while sales of MICRONASE alone were down moderately. The FDA moratorium on the approval of Abbreviated New Drug Applications (ANDAs) for products containing glyburide, the generic name for MICRONASE, expires in May 1994. The company has begun to sell its generic glyburide to reduce the effect of anticipated third party generic competition. Generic glyburide sells at a significantly lower price, and it is believed that sales of MICRONASE will continue to decline in the foreseeable future. ATGAM, the immunosuppressant, continues to record excellent sales increases.

Worldwide animal health products sales were led by the U.S. performance of NAXCEL, the antibiotic, which continued its pattern of growth during the first quarter of this year. PIRSUE, the treatment for mastitis which was introduced in late 1993, also contributed to sales in the agricultural segment.

A decline in worldwide sales of agronomic seeds for the quarter was encountered in both U.S. and non-U.S. markets. U.S. agronomic sales were adversely affected by accelerated shipments in December 1993 to dealers intended to increase availability of seed to farmers early in the sales season. This action shifted a portion of 1994 sales into 1993. Worldwide vegetable seed sales were up due to increased shipments to U.S. processors and increased volume in certain non-U.S. markets.

Consolidated operating expenses, stated as a percent of sales, for each year were as follows:
                                                      First Quarter
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Cost of products sold                               28.7%       27.2%
Research and development                            18.0        16.4
Marketing and administrative                        35.8        37.0

The unfavorable comparison in cost of products sold was caused by a change in product mix which resulted primarily from the generic competition encountered with the various human health care products and an overall shift to lower margin products. Gross margins on agricultural segment products were largely unchanged from this period in 1993. Research and development expense was up both in total dollars and as a percent of sales from the first quarter of 1993. Continuing costs associated with the development of FREEDOX IV Solution (tirilazad mesylate) for several indications and other development efforts have resulted in spending continuing at the relatively high level recorded late in 1993. Marketing and administrative expense declined both in dollars and as a percent of sales primarily as the result of cost reductions. The restructuring announced in the third quarter of 1993 is expected to contribute to reductions in all expense categories but, to date, has had the greatest impact on marketing and administrative expense.

Business segment operating profits were as follows:
                                                      First Quarter
                                             ---------------------------------
                                                   (Dollars in Millions)
                                             ---------------------------------
                                                          Percent
                                               1994       Change        1993
                                              ------      -------      ------
Operating profits:
  Human health care                           $153.1       (11.5)      $173.1
  Agricultural                                  27.6       (18.5)        33.9
  Corporate expense and net interest            (6.4)      (29.7)        (9.2)
                                              ------                   ------
Earnings from continuing operations
  before income taxes, minority equity
  and accounting changes                      $174.3       (11.9)      $197.8
                                              ======                   ======
Combined operating profits for the human health care and agricultural segments of $181 million, before corporate expense and net interest, declined 13 percent from $207 in the first quarter of 1993. Human health care operating profit of $173 million in the first quarter of 1993 included a pre-tax gain of $13.4 million on the sale of the cough/cold medicine trademark, ORTHOXICOL. The decline in the human health care segment was also attributable to the generic competition encountered with XANAX. While the company's generic strategy supported sales and helped to retain a significant share of the alprazolam market, these sales were made at a significantly reduced unit selling price from that of XANAX. Sales increases recorded by the company's generic equivalents and other human health care products did not replace the profits lost by XANAX. Operating profits were down in the agricultural segment as the result of lower segment sales. Corporate expense and net interest were lower than the prior year due to a more favorable comparison of interest income to interest expense and from gains on the sale of certain corporate fixed assets.

The effective tax rate for the first quarter of 1994 was 24 percent, the same as that of the first quarter of 1993. This rate compares to the 22 percent rate effective for the full year 1993 (after excluding the effects of restructuring and other unusual items in that year). The increase in rate from 1993 is due to a lesser proportion of total earnings from products produced in Puerto Rico.

The Omnibus Budget Reconciliation Act of 1993 will have a significant impact on the company's net earnings in years subsequent to 1994 due to the provisions resulting in a graduated decline in the amount of Puerto Rico tax benefits under Section 936 of the Internal Revenue Code (ultimately reducing the benefit under the current law by 60 percent).

In the first quarter of 1993, the company adopted calendar year reporting for all subsidiaries previously reporting on a November 30 fiscal year, the effects of which were reflected as the cumulative effects of an accounting change. First quarter 1993 net earnings have been restated to reflect the cumulative effect of an accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". See Note G.

Net earnings in the first quarter of 1994 of $135 million were up one percent from $133 million for the prior-year first quarter. The 1993 measure included the cumulative effect of two accounting changes that reduced net earnings by $19 million. These charges were partially offset by the $12.3 million after-tax gain on the sale of ORTHOXICOL, referred to above.

Working capital increased to $921 million at March 31, 1994, up from $864 million at December 31, 1993, with a corresponding improvement in the current ratio to 1.87 from 1.82 at those dates, respectively. The ratio of debt to total capitalization declined to 27.7 percent at March 31, 1994 from 28.3 percent at December 31, 1993. This improvement was realized due to a increase in total shareholders equity at the end of the current quarter when compared to that of the prior year-end. The annualized return on average equity for the quarter improved to 25.4 percent from 19.1 percent for the full year 1993. The 1993 measure included restructuring and the net of the cumulative effect of the two accounting changes over the gain on the sale of ORTHOXICOL, previously discussed.

Net cash provided by operations increased to $200 million for the first three months of 1994 compared to $160 million in 1993. Current-quarter cash from operations included approximately $30 million in spending against restructuring reserves, primarily related to the reduction of personnel. Cash from operations was greater than net earnings partially due to reduced seed inventories and human health care accounts receivable. The largest source of cash from non-operating activities was the proceeds received from the sale of certain fixed assets no longer needed in operations. The greatest uses of cash were investment purchases in excess of investment proceeds; the additions of property, plant and equipment; the payment of dividends to shareholders; and the purchase of treasury stock.

OTHER ITEMS

All company operations continue to be subject to increased environmental regulation and legislation, as well as more stringent cleanup requirements and legal actions (see Note F to the Consolidated Financial Statements).

The company is unable to predict what effect these matters or any pending or future legislation, regulations, or government actions may have on its business.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)(i)     Exhibit A - Report of Independent Accountants (page 15).

        (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 16).

        (a)(iii)   Exhibit 12 - Ratio of Earnings to Fixed Charges (page 17).

        (a)(iv)    Exhibit 15 - Awareness of Coopers & Lybrand (page 18).

        (b) There were no reports on Form 8-K during the quarter ended March 31, 1994.


SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE UPJOHN COMPANY
                                             (Registrant)



DATE:  MAY 11, 1994                          /S/R. C. SALISBURY
                                             Executive Vice President for
                                             Finance and Chief Financial
                                             Officer



DATE:  MAY 11, 1994                          /S/D. W. SCHMITZ
                                             Assistant Secretary