Form 10-Q
period 1994-06-30
UPJOHN CO
filed 1994-08-12
CIK 102237

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1994

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


The number of shares of Common Stock, $1 Par Value, outstanding as of August 1, 1994 was 173,087,620.


                          Page 1 of 19 pages
             The exhibit index is set forth on page 15.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            THE UPJOHN COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                 (All Dollar Amounts in Thousands, Except Per-Share Data)
                                                           Unaudited
                                           For Three Months          For Six Months
                                             Ended June 30,          Ended June 30,
                                            1994       1993         1994         1993
                                          --------   --------    ----------   ----------

Net sales                                 $891,025   $894,629    $1,796,808   $1,806,896
Other revenue                               14,785      8,897        24,983       14,839
                                          --------   --------    ----------   ----------
    Operating revenue                      905,810    903,526     1,821,791    1,821,735

Cost of products sold                      256,677    226,227       516,467      474,085
Research & development                     156,629    166,006       319,488      316,056
Marketing & administrative                 338,861    347,974       663,549      685,226
                                          --------   --------    ----------   ----------
    Operating income                       153,643    163,319       322,287      346,368

Interest income                             14,508     13,092        28,342       25,986
Interest expense                            (6,253)    (9,383)      (12,671)     (18,107)
Foreign exchange (losses)                     (434)      (326)       (2,302)      (2,191)
All other, net                                (744)    (2,549)         (650)       9,849
                                          --------   --------    ----------   ----------
Earnings from continuing operations
 before income taxes & minority equity     160,720    164,153       335,006      361,905
Provision for income taxes                  38,600     39,400        80,400       86,700
Minority equity in earnings (losses)         2,035       (336)         (232)      (1,333)
                                          --------   --------    ----------   ----------
Earnings from continuing operations        120,085    125,089       254,838      276,538
Earnings from discontinued operation                      193                      1,113
                                          --------   --------    ----------   ----------
Earnings before cumulative effect of
 accounting changes                        120,085    125,282       254,838      277,651
Cumulative effect of accounting changes
 (net of tax)                                                                    (18,906)
                                          --------   --------    ----------   ----------
Net earnings                               120,085    125,282       254,838      258,745
Dividends on preferred stock
 (net of tax)                                3,089      3,081         6,126        6,122
                                          --------   --------    ----------   ----------
Net earnings on common stock              $116,996   $122,201    $  248,712   $  252,623
                                          ========   ========    ==========   ==========
Earnings per common share:
 Primary  - Earnings from continuing
            operations before
            accounting changes                $.67       $.70         $1.43        $1.55
          - Discontinued operation                                                   .01
          - Cumulative effect of
            accounting changes                                                      (.11)
                                              ----       ----         -----        -----
          - Net earnings                      $.67       $.70         $1.43        $1.45
                                              ====       ====         =====        =====
 Fully    - Earnings from continuing
 Diluted    operations before
            accounting changes                $.65       $.68         $1.39        $1.50
          - Discontinued operation                                                   .01
          - Cumulative effect of
            accounting changes                                                      (.10)
                                              ----       ----         -----        -----
          - Net earnings                      $.65       $.68         $1.39        $1.41
                                              ====       ====         =====        =====

                                  See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Six Months Ended June 30
                       (All Dollar Amounts in Thousands)


                                                             Unaudited
                                                         1994         1993
                                                       --------     --------
Net cash provided by operations                        $311,471     $361,160
                                                       --------     --------
Cash provided (required) by investment activities:
  Property, plant and equipment additions              (113,920)    (143,468)
  Proceeds from sale of property, plant and equipment    25,479        3,292
  Proceeds from sale of investments                      78,304       64,826
  Purchase of investments                              (189,850)     (93,322)
  Proceeds from sale of discontinued operation            7,943
  Other                                                  (5,476)     (16,676)
                                                       --------     --------
Net cash required by investment activities             (197,520)    (185,348)
                                                       --------     --------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                          6,367      334,724
  Repayment of debt                                     (13,566)     (20,793)
  Debt maturing in three months or less                   3,814     (161,589)
  Dividends paid to shareholders                       (131,839)    (133,009)
  Purchase of treasury stock                            (23,021)     (27,684)
  Other                                                   1,582        5,863
                                                       --------     --------
Net cash required by financing activities              (156,663)      (2,488)
                                                       --------     --------
Effect of exchange rate changes on cash                   2,167       (4,140)
                                                       --------     --------
Net change in cash and cash equivalents                 (40,545)     169,184
Cash and cash equivalents, beginning of year            291,750      239,513
                                                       --------     --------
Cash and cash equivalents, end of period               $251,205     $408,697
                                                       ========     ========


                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)


                                                      June 30,   December 31,
                                                        1994         1993
                                                    -----------  ------------
                                                    (unaudited)

                    ASSETS
Current assets:
  Cash and cash equivalents                         $  251,205   $  291,750
  Trade accounts receivable, less allowances
     of $64,610 and $52,451                            722,754      723,858
  Inventories                                          549,555      570,923
  Deferred income taxes                                171,014      168,748
  Other                                                233,168      166,487
                                                    ----------   ----------
          Total current assets                       1,927,696    1,921,766
                                                    ----------   ----------
Investments, at cost                                   677,732      644,431
                                                    ----------   ----------
Property, plant and equipment, at cost               3,105,411    2,983,276
Less:  Allowance for depreciation                    1,289,168    1,212,006
                                                    ----------   ----------
         Net property, plant and equipment           1,816,243    1,771,270
                                                    ----------   ----------
Other noncurrent assets                                586,845      548,630
                                                    ----------   ----------
Total assets                                        $5,008,516   $4,886,097
                                                    ==========   ==========



                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)

                                                     June 30,    December 31,
                                                       1994          1993
                                                    -----------  ------------
                                                    (unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   50,196   $   44,122
  Accounts payable                                     113,074      160,609
  Compensation and vacation                             89,198       80,204
  Dividends payable                                     64,025       64,170
  Income taxes payable                                 151,153      181,395
  Other                                                545,368      527,465
                                                    ----------   ----------
          Total current liabilities                  1,013,014    1,057,965
                                                    ----------   ----------
Long-term debt                                         517,933      526,837
                                                    ----------   ----------
Guarantee of ESOP debt                                 275,000      275,000
                                                    ----------   ----------
Postretirement benefit cost                            391,574      382,123
                                                    ----------   ----------
Other liabilities                                      398,272      407,071
                                                    ----------   ----------
Deferred income taxes                                   98,998       94,007
                                                    ----------   ----------
Minority equity in subsidiaries                         63,637       57,444
                                                    ----------   ----------
Shareholders' equity:
  Preferred stock, one dollar par value;
    authorized 12,000,000 shares; issued
    Series B convertible 7,342 shares
    (1993: 7,379 shares) at stated value               295,912      297,387
  Common stock, one dollar par value; authorized
     600,000,000 shares, issued 190,589,607 shares     190,590      190,590
  Capital in excess of par value                        64,720       66,406
  Retained earnings                                  2,655,667    2,535,010
  Note receivable from ESOP Trust (ESOT)               (31,548)     (31,548)
  ESOP deferred compensation                          (247,471)    (251,301)
  Currency translation adjustments                     (60,602)    (114,198)
  Less treasury stock at cost 17,547,409 shares
     (1993: 17,157,689 shares)                        (617,180)    (606,696)
                                                    ----------   ----------
          Total shareholders' equity                 2,250,088    2,085,650
                                                    ----------   ----------
Total liabilities and shareholders' equity          $5,008,516   $4,886,097
                                                    ==========   ==========


                            See accompanying notes.

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

In December 1993, the company divested itself of Asgrow Florida Company. Where appropriate, these financial statements have been restated to reflect this divestiture as a discontinued operation.

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

C - INVENTORIES:

                                                    June 30,     December 31,
                                                      1994           1993
                                                    --------     ------------
   Estimated replacement cost
     (FIFO basis):
   Pharmaceutical finished products                 $189,768       $174,615
   Seeds                                             130,732        171,716
   Raw materials, supplies and work in process       387,421        375,170
                                                    --------       --------
                                                     707,921        721,501
   Less reduction to LIFO cost                      (158,366)      (150,578)
                                                    --------       --------
                                                    $549,555       $570,923
                                                    ========       ========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $451,435 at June 30, 1994, and $461,090 at December 31, 1993.

D - DEBT:

Long-term debt consisted of the following:

                                                    June 30,     December 31,
                                                      1994           1993
                                                    --------     ------------
   7.5% Industrial Revenue Bonds due 2023           $ 40,000       $ 40,000
   5.35-7.95% Medium-Term Notes due 1997-1999        266,000        266,000
   5.875% Notes due 2000                             200,000        200,000
   Other                                              17,236         24,083
   Current maturities                                 (5,303)        (3,246)
                                                    --------       --------
                                                    $517,933       $526,837
                                                    ========       ========

The medium-term notes were issued under 1991 and 1993 shelf registrations filed with the Securities and Exchange Commission. Pursuant to these registrations, the company may from time to time issue notes with varying maturities, interest rates and amounts up to an aggregate total of $400,000 ($300,000 under the 1991 registration and $100,000 under the 1993 registration). At June 30, 1994, $34,000 remained available for issuance under the 1991 registration and $100,000 under the 1993 registration.

E - COMMITMENTS AND CONTINGENT LIABILITIES:

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

The company has an agreement with the manufacturer of a blood supplement currently under development. Pursuant to the agreement, investments by the company could aggregate $179,000 over a period of years, and the company has committed to pay the expense of clinical development which is currently in process. As of June 30, 1994, the company has invested $57,500.

F - LITIGATION:

There are various legal proceedings against the company, including a substantial number of product liability suits claiming damages as a result of the use of the company's products, including over 100 cases involving Halcion. In one of the Halcion suits, plaintiffs are seeking certification as a class action.

In October 1991, a Cook County, Illinois jury rendered a verdict of $128,000, including $125,000 in punitive damages, which were subsequently reduced to $35,000, against the company as a result of an incident involving the use of the product Depo-Medrol. In June 1994, the Illinois Court of Appeals affirmed the judgement of the trial court and remanded the matter back to the trial court with instructions to limit the punitive damage award to approximately $3,100. The company is reviewing the options for further judicial review of this matter. The outcome of the litigation is uncertain. The company's insurance carriers have denied liability for punitive damages, and the company is in litigation to determine the extent to which the company's insurance policies cover punitive damages.

The company and certain officers and directors are defendants in a class action suit pending in the U.S. District Court for the Western District of Michigan, which is a consolidation of four shareholder suits seeking damages resulting from the company's alleged misrepresentations and omissions of information concerning the company's product, HALCION. The plaintiffs claim that these misrepresentations and omissions of information concerning HALCION caused the price of the company's stock to be artificially inflated during the period from January 21, 1989 to January 20, 1992. The company does not believe that there is merit to the claim and will defend the matter.

The company is also involved in several administrative and judicial proceedings relating to environmental matters, including actions brought by the EPA and state environmental agencies for cleanup and/or reimbursement of costs incurred at approximately 40 "Superfund" or comparable sites. The company is not able to determine its ultimate exposure in connection with these environmental situations due to uncertainties related to cleanup procedures to be employed, if any, the cost of cleanup and the company's share of a site's cost.

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

The company has been in the process of evaluating existing environmental conditions at the North Haven, Conn. facility, including but not limited to those conditions related to the sludge pile referenced above, for several years. The U.S. EPA and the company have entered an Administrative Order on Consent under which the company will complete a Corrective Measures Study and will implement interim measures appropriate for site stabilization pending final remedial work as may be necessary. The company believes that it has established sufficient reserves to cover the costs of any actions required to be taken after the evaluation process is completed.

G - RESTRUCTURING:

As of September 30, 1993, the company accrued restructuring liabilities that included estimated costs of $141,875 related to a worldwide workforce reduction of approximately 1,500 employees, the majority of whom were employed in marketing, administrative, and manufacturing functions. As of June 30, 1994, approximately 800 employees have terminated under this restructuring program. Of the amount originally accrued for workforce reduction, approximately $54,500 remains as current and noncurrent liabilities of the company. There have been no adjustments made to increase or decrease the liabilities originally accrued for the purpose of workforce reduction.

H - ACCOUNTING CHANGES:

Effective January 1, 1993, the company's majority-owned subsidiaries that previously reported financial results on a fiscal year basis ending November 30 changed their reporting period to a calendar year ending December 31. The results of operations of these subsidiaries for the period December 1 through December 31, 1992 are included in the June 30, 1993 Consolidated Statement of Earnings as the cumulative effect of an accounting change that reduced net earnings by $7,791 ($.04 per share after tax). The cash flows of these subsidiaries for the seven-month period December 1, 1992 through June 30, 1993 are reflected in the Consolidated Statement of Cash Flows for the period ended June 30, 1993.

In December 1993, the company adopted Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits," which pertains to benefits provided to former or inactive employees after employment but before retirement. This change became effective, retroactively, as of January 1, 1993. The effect of this change related to years prior to 1993 was $11,115 ($.07 per share after tax) and is reported as the cumulative effect of an accounting change in the June 30, 1993 Consolidated Statement of Earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

The table below provides a year-to-year comparison of second quarter and six months year-to-date net sales by business segment and major product groups within each segment:

                                       (Dollars in Millions)
                            -----------------------------------------------
                               Second Quarter             Six Months
                            --------------------    -----------------------
                                  Percent                    Percent
                            1994  Change   1993      1994    Change    1993
                            ----  -------  ----      ----    -------   ----
Central nervous system
  agents                   $112.4  (40%)  $187.6   $  225.2   (38%)  $  365.6
Steroids, anti-
  inflammatory and
  analgesic agents          283.3   23     230.6      547.6    20       455.4
Antibiotics                 113.8   14      99.4      227.2     9       209.1
Other products and
  materials                 233.4   (4)    242.6      465.9     3       450.8
                           ------         ------   --------          --------
  Total Human Health Care   742.9   (2)    760.2    1,465.9    (1)    1,480.9
                           ------         ------   --------          --------
Animal health                75.8    6      71.2      153.5     2       151.1
Seeds                        72.3   14      63.2      177.4     1       174.9
                           ------         ------   --------          --------
  Total Agricultural        148.1   10     134.4      330.9     2       326.0
                           ------         ------   --------          --------
Consolidated sales         $891.0    -    $894.6   $1,796.8    (1)   $1,806.9
                           ======         ======   ========          ========

All sales data and financial results for the second quarter and year-to-date 1993 have been restated to reflect the divestiture of Asgrow Florida Company which was treated as a discontinued operation.

Second-quarter 1994 consolidated domestic sales decreased eight percent to $498 million from $543 million in the prior year and represented 56 percent of total consolidated sales as compared to 61 percent one year earlier. Non-U.S. sales of $393 million were up twelve percent from $352 million in the second quarter of 1993. Consolidated sales for the second quarter were down slightly as the result of a one percent decline in volume, a two percent increase in price, and one percent decrease from foreign exchange. For the year-to-date, the small decline in consolidated sales was principally the result of a one percent decrease from foreign exchange. For the second quarter, human health care sales represented 83 percent of the consolidated total as compared to 85 percent for this period in 1993. For the year-to-date 1994, human health care sales represented 82 percent of consolidated sales, unchanged from the same period in 1993.

Human health care sales in the U.S. for the second quarter of 1994 at $420 million were down ten percent from $466 million in the second quarter of 1993 while non-U.S. sales of $323 million in 1994 were up 10 percent from $294 million. Non-U.S. human health care sales in the current quarter represented 43 percent of the worldwide total compared to 39 percent for this period in 1993. For the six months ended June 30, 1994, U.S. sales of human health care products of $852 million compared to $909 million in 1993, down six percent while non-U.S. sales of $614 and $572 for these periods respectively, were up seven percent. Agricultural sales in the U.S. of $78 million in the second quarter of 1994 were up three percent from $76 million while non-U.S.sales of $70 million were up 20 percent from $58 million in the second quarter of 1993. For the year-to-date at June 30, 1994, U.S. agricultural sales of $187 million were down two percent from $190 million in the prior year while non-U.S. sales of $144 million were up six percent from $136 million in 1993.

Both the second quarter and six month declines in worldwide sales of central nervous system agents were the result of intense generic competition for XANAX, the anti-anxiety agent that lost U.S. patent protection in October 1993. The decline of XANAX was offset somewhat by sales of the company's generic anti-anxiety agent, alprazolam. HALCION, the sleep-inducing agent, also lost U.S. patent protection in October 1993 and continues to suffer from the controversy and adverse publicity of prior years. The company is selling triazolam, the generic name for HALCION, and began to encounter generic competition in the second quarter of 1994.

For both the quarter and six months ended June 30, 1994, pharmaceutical sales growth was led by the steroid, anti-inflammatory and analgesic product group. This product group includes DEPO-PROVERA, the injectable contraceptive, which recorded excellent sales growth in both U.S. and non-U.S. markets, and OGEN, the estrogen replacement therapy which continued to make good contributions to sales growth. OGEN was acquired at the end of 1993. Also in this product class, MOTRIN IB, the over-the-counter nonsteroidal analgesic agent continued its pattern of U.S. sales growth. Sales of SOLU-MEDROL, the injectable steroidal anti-inflammatory agent, and other MEDROL products were up moderately in non-U.S. markets. Sales of ANSAID/flurbiprofen, the non-steroidal anti-inflammatory agents, were up in the U.S. for the quarter due to initial shipments of the generic version of this product. The patent on ANSAID expired in February 1993 and until this quarter the company had not encountered third-party generic competition with this product. Sales of ANSAID/flurbiprofen are expected to follow the pattern of other company products facing generic competition and decline sharply over the next few quarters.

Sales of antibiotic products as a group continued to grow over the prior year comparative second quarter and six months as the result of the performance of VANTIN, the broad-spectrum oral antibiotic. Non-U.S. sales of the CLEOCIN family of products were up for the two comparative periods while U.S. sales of CLEOCIN-T/clindamycin topical were down due to generic competition.

GLYNASE PresTab, the oral anti-diabetes agent, led sales growth in the other products and materials category for both the quarter and for the year to date. ROGAINE sales were down significantly from those of the prior year second quarter but are off only slightly for the first six months of 1994. Combined U.S. sales of MICRONASE/glyburide, the oral anti-diabetes agents, were down as a result of the loss of U.S. market exclusivity. The FDA moratorium on the approval of Abbreviated New Drug Applications for products containing glyburide, the generic name for MICRONASE, expired in May 1994 and the company has begun to sell its generic glyburide to minimize the effect of the third party generic competition which arose during the quarter. It is anticipated that sales of MICRONASE will continue to decline for the foreseeable future. Sales of ATGAM, the immunosuppressant, were flat for the quarter but were up moderately for the year.

PIRSUE, the product introduced in January 1994 for the treatment of mastitis; LUTALYSE, the fertility-control agent; and MGA, the feed additive all provided good growth in the sales of animal health products. Sales of NAXCEL, the antibiotic, were up slightly for the quarter while sales of companion animal products were down.

Sales of both vegetable and agronomic seeds were up significantly for the quarter in non-U.S. markets. Agronomic seeds were up sharply in Europe due to increased sunflower and soybean sales in France and strong corn sales in Germany. Vegetable seed sales were strong both in Europe and in the Far East. U.S. Agronomic sales were up for the quarter due in part to lower provisions for corn returns but remained down for the year. Current year U.S. agronomic sales were affected by accelerated shipments to dealers in 1993 which shifted sales to that year. Many farmers requested early delivery due to perceived shortages of certain corn varieties. U.S. vegetable seed sales were down for the quarter but remained up for the year.

Consolidated operating expenses, stated as a percent of sales, were as follows:
                                          Second Quarter     Six Months
                                          --------------    -------------
                                          1994      1993    1994     1993
                                          ----      ----    ----     ----
Cost of products sold                     28.8%     25.3%   28.7%    26.2%
Research and development                  17.6      18.6    17.8     17.5
Marketing and administrative              38.0      38.9    36.9     37.9
Operating income                          17.2      18.3    17.9     19.2

The unfavorable comparisons in cost of products sold was caused by a change in product mix which primarily resulted from the generic competition encountered with the various human health care products and an overall shift to lower margin products. Gross margins on agricultural segment products were down slightly for the quarter due to a greater proportion of lower margin seed sales when compared to the second quarter of 1993. In the second quarter, research and development expense was down both in total dollars and as a percent of sales from the second quarter of 1993 due to the timing of expenses related to large clinical programs. For the year, research and development is up both in total dollars and as a percent of sales. Continuing costs associated with the accelerated development of FREEDOX IV Solution (tirilazad mesylate) for several indications and other accelerated development efforts have resulted in spending continuing at the relatively high level encountered late in 1993. Marketing and administrative expense declined both in dollars and as a percent of sales in both the second quarter and for the six months year-to-date due to lower advertising expenditures, ongoing cost control measures, and implementation of restructuring programs.

Business segment operating profits for the first quarters of 1994 and 1993 were as follows:

                                          (Dollars in Millions)
                             -----------------------------------------------
                                 Second Quarter            Six Months
                             ----------------------    --------------------
                                     Percent                    Percent
                              1994   Change    1993     1994    Change   1993
                              ----   -------   ----     ----    -------  ----
Operating profits:
  Human health care          $159.0    (8)%   $173.2   $312.2    (10)%  $346.4
  Agricultural                 10.9   211        3.6     38.7      5      36.9
  Corporate and interest       (9.2)  (27)     (12.6)   (15.9)   (26)    (21.4)
                             ------           ------   ------           ------
Earnings from continuing
operations before income
taxes, minority equity
and accounting changes       $160.7    (2)    $164.2   $335.0     (7)   $361.9
                             ======           ======   ======           ======

Second quarter combined operating profits for the human health care and agricultural segments of $170 million, before corporate expense and net interest, declined four percent from $177 in the second quarter of 1993. For the six months ended June 30, combined operating profits in 1994 of $351 million compared to $383 million in 1993, a decrease of eight percent. Human health care operating profits in the first quarter of 1993 included a pre-tax gain of $13.4 million on the sale of the cough/cold medicine trademark, ORTHOXICOL. The decline in the human health care segment was also attributable to the generic competition encountered with XANAX, and to a lesser extent, other company products. In addition to the company's generic strategy supporting sales, it also enabled the company to retain a significant share of the alprazolam market. Sales increases recorded by the company's generic equivalents and other human health care products did not, however, replace the profits lost by XANAX, HALCION, and MICRONASE. Second quarter operating profits were up in the agricultural segment due to the increased seed sales in non-U.S. markets. For the year-to-date agricultural segment operating profits were flat as the non-U.S. gains were offset by the acceleration of U.S. agronomic sales to 1993 as discussed earlier. Corporate expense and net interest for both the quarter and year-to-date were lower than the prior year due to a more favorable comparison of interest income to interest expense, from expense reductions and from first quarter 1994 gains on the sale of certain corporate fixed assets.

The effective tax rate for the second quarter and first six months of 1994 was 24 percent, unchanged from the equivalent periods in 1993. This rate compares to the 22 percent rate effective for the full year 1993 (after excluding the effects of restructuring in that year). The increase in rate is due to a lesser proportion of total earnings from products produced in Puerto Rico.

The Omnibus Budget Reconciliation Act of 1993 will have a significant impact on the company's net earnings in years subsequent to 1994 due to the provisions resulting in a graduated decline in the amount of Puerto Rico tax benefits under Section 936 of the Internal Revenue Code (ultimately reducing the benefit under the current law by 60 percent).

Net earnings in the second quarter of 1994 of $120 million are down four percent from $125 million for the prior year second quarter. For the six months ended June 30, 1994, net earnings of $255 million compared to $259 million for this period in 1993. The 1993 measure included the cumulative effect of two accounting changes that reduced net earnings by $19 million. These charges were partially offset by the gain on the sale of ORTHOXICOL, referred to above, that was recorded in the first quarter of 1993.

FINANCIAL CONDITION

Working capital increased to $915 million at June 30, 1994, up from $864 million at December 31, 1993, with a corresponding improvement in the current ratio to 1.90 from 1.82 at those dates, respectively. The ratio of debt to total capitalization declined to 26.7 percent at June 30, 1994 from 28.3 percent at December 31, 1993. This improvement was realized due to a increase in total shareholders equity at the end of the current quarter, with no increase in debt, when compared to that of the prior year-end. The return on average equity improved to 23.5 percent from 19.1 percent for the full year 1993. The 1993 measure included restructuring and the net of the cumulative effect of the two accounting changes over the gain on the sale of ORTHOXICOL, previously discussed. The return on average equity before restructuring, accounting changes and the gain on the sale of ORTHOXICOL would have been 27.2 percent.

Net cash provided by operations decreased to $311 million for the six months of 1994 compared to $361 million for this period in 1993. Cash from operations declined due to approximately $49 million in spending against restructuring reserves during this six-month period, primarily related to the reduction of personnel. For the remainder of 1994, cash spending related to restructuring is expected to be about $40 million. Operating cash was also utilized to reduce current accounts payable. Cash from operations benefitted from reduced inventories when compared to those at December 31, 1993.

The greatest source of cash from non-operating activities was the proceeds received from the sale of certain fixed assets no longer needed in operations. The non-operating uses of cash included the purchase of property plant and equipment, the purchase of investments, the purchase of treasury stock and dividends paid to shareholders.

OTHER ITEMS

All company operations continue to be subject to increased environmental regulation and legislation, as well as more stringent cleanup requirements and legal actions (see Note F to the Consolidated Financial Statements).

The company is unable to predict what effect these matters or any pending or future legislation, regulations, or government actions may have on its business.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        Two shareholder proposals were voted on and four directors were elected by security holders at the company's Annual Meeting of Shareholders which convened on May 17, 1994:

        Shareholder Proposal No. 1 requested the board to create and implement a policy of price restraint for pharmaceutical products.

                   Affirmative votes                     5,587,678
                   Negative votes                      123,484,698

        Shareholder Proposal No. 2 requested the board to form a committee to formulate an educational plan that would inform women of the possible abortifacient action of any of the company's products.

                   Affirmative votes                     5,750,986
                   Negative votes                      108,489,436

        The following directors were elected at the meeting:

            F. C. Carlucci        Votes for            154,214,720    98.4%
                                  Votes withheld         2,438,844     1.6%

            W. D. Mulholland      Votes for            154,417,847    98.6%
                                  Votes withheld         2,235,716     1.4%

            R. T. Parfet, Jr.     Votes for            154,327,764    98.5%
                                  Votes withheld         2,325,800     1.5%

            J. L. Zabriskie       Votes for            154,644,008    98.7%
                                  Votes withheld         2,009,556     1.3%

        Members of the Board of Directors whose term of office continued after the meeting include:

                   Richard H. Brown
                   M. Kathryn Eickhoff
                   Daryl F. Grisham
                   Lawrence C. Hoff
                   Geraldine Kenney-Wallace
                   William E. LaMothe
                   Jerry R. Mitchell
                   William U. Parfet
                   Ley S. Smith

Item 6. Exhibits and Reports on Form 8-K.

        (a)(i)     Exhibit A - Report of Independent Accountants (page 16).

        (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 17).

        (a)(iii)   Exhibit 12 - Ratio of Earnings to Fixed Charges (page 18).

        (a)(iv)    Exhibit 15 - Awareness of Coopers & Lybrand (page 19).

        (b) There were no reports on Form 8-K during the quarter ended June 30, 1994.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE UPJOHN COMPANY
                                           (Registrant)



DATE:  AUGUST 11, 1994                     R. C. Salisbury
                                           Executive Vice President for
                                           Finance and Chief Financial Officer




DATE:  AUGUST 11, 1994                     D. W. Schmitz
                                           Assistant Secretary