Form 10-Q
period 1994-09-30
UPJOHN CO
filed 1994-11-14
CIK 102237

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1994

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


The number of shares of Common Stock, $1 Par Value, outstanding as of November 11, 1994 was 173,320,439.


                          Page 1 of 19 pages.
             The exhibit index is set forth on page 15.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            THE UPJOHN COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                 (All Dollar Amounts in Thousands, Except Per-Share Data)
                                                           Unaudited
                                           For Three Months          For Nine Months
                                          Ended September 30,      Ended September 30,
                                            1994       1993         1994         1993
                                          --------   --------    ----------   ----------

Net sales                                 $838,602   $877,936    $2,635,410   $2,684,832
Other revenue                               21,253     10,039        46,236       24,878
                                          --------   --------    ----------   ----------
    Operating revenue                      859,855    887,975     2,681,646    2,709,710

Cost of products sold                      226,625    203,597       743,092      677,682
Research & development                     154,650    165,940       474,138      481,996
Marketing & administrative                 321,814    362,092       985,363    1,047,318
Restructuring                                         216,000                    216,000
                                          --------   --------    ----------   ----------
    Operating income (loss)                156,766    (59,654)      479,053      286,714

Interest income                             15,171     14,017        43,513       40,003
Interest expense                            (6,623)    (7,630)      (19,294)     (25,737)
Foreign exchange gains (losses)              1,051     (2,133)       (1,251)      (4,324)
All other, net                              10,156     (4,442)        9,506        5,407
                                          --------   --------    ----------   ----------
Earnings (loss) from continuing
 operations before income taxes
 & minority equity                         176,521    (59,842)      511,527      302,063
Provision for income taxes                  42,400    (28,400)      122,800       58,300
Minority equity in losses                     (114)      (500)         (346)      (1,833)
                                          --------   --------    ----------   ----------
Earnings (loss) from continuing
 operations                                134,235    (30,942)      389,073      245,596
Earnings from discontinued operation                      872                      1,985
                                          --------   --------    ----------   ----------
Earnings (loss) before cumulative effect
 of accounting changes                     134,235    (30,070)      389,073      247,581
Cumulative effect of accounting changes
 (net of tax)                                                                    (18,906)
                                          --------   --------    ----------   ----------
Net earnings (loss)                        134,235    (30,070)      389,073      228,675
Dividends on preferred stock (net of tax)    3,005      2,962         9,131        9,084
                                          --------   --------    ----------   ----------
Net earnings (loss) on common stock       $131,230   $(33,032)   $  379,942   $  219,591
                                          ========   ========    ==========   ==========
Earnings per common share:
 Primary  - Earnings (loss) from
            continuing operations
            before accounting changes         $.76      $(.19)        $2.19        $1.36
          - Discontinued operation                                                   .01
          - Cumulative effect of
            accounting changes                                                      (.11)
                                              ----      -----         -----        -----
          - Net earnings (loss)               $.76      $(.19)        $2.19        $1.26
                                              ====      =====         =====        =====
 Fully    - Earnings (loss) from
 Diluted    continuing operations
            before accounting changes         $.73      $(.19)        $2.12        $1.33
          - Discontinued operation                                                   .01
          - Cumulative effect of
            accounting changes                                                      (.10)
                                              ----      -----         -----        -----
          - Net earnings (loss)               $.73      $(.19)        $2.12        $1.24
                                              ====      =====         =====        =====

                                  See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the Nine Months Ended September 30
                       (All Dollar Amounts in Thousands)


                                                             Unaudited
                                                         1994         1993
                                                       --------     --------
Net cash provided by operations                        $534,983     $546,361
                                                       --------     --------
Cash provided (required) by investment activities:
  Property, plant and equipment additions              (172,298)    (221,077)
  Proceeds from sale of property, plant and equipment    26,727        5,097
  Proceeds from sale of investments                     170,869      104,594
  Purchase of investments                              (306,861)    (164,472)
  Proceeds from sale of discontinued operation            7,943
  Other                                                  (2,005)     (14,411)
                                                       --------     --------
Net cash required by investment activities             (275,625)    (290,269)
                                                       --------     --------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                         10,430      336,817
  Repayment of debt                                     (18,202)    (221,347)
  Debt maturing in three months or less                   5,885     (191,368)
  Dividends paid to shareholders                       (197,718)    (199,248)
  Purchase of treasury stock                            (26,017)     (42,792)
  Other                                                   8,252        6,208
                                                       --------     --------
Net cash required by financing activities              (217,370)    (311,730)
                                                       --------     --------
Effect of exchange rate changes on cash                   4,531       (2,565)

Net change in cash and cash equivalents                  46,519      (58,203)
Cash and cash equivalents, beginning of year            291,750      239,513
                                                       --------     --------
Cash and cash equivalents, end of period               $338,269     $181,310
                                                       ========     ========

                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)


                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------
                                                  (unaudited)

                    ASSETS
Current assets:
  Cash and cash equivalents                       $  338,269     $  291,750
  Trade accounts receivable, less allowances
     of $49,743 and $52,451                          708,550        723,858
  Inventories                                        576,827        570,923
  Deferred income taxes                              190,456        168,748
  Other                                              250,465        166,487
                                                  ----------     ----------
          Total current assets                     2,064,567      1,921,766
                                                  ----------     ----------
Investments, at cost                                 700,451        644,431
                                                  ----------     ----------
Property, plant and equipment, at cost             3,164,032      2,983,276
Less:  Allowance for depreciation                  1,326,707      1,212,006
                                                  ----------     ----------
         Net property, plant and equipment         1,837,325      1,771,270
                                                  ----------     ----------
Other noncurrent assets                              567,863        548,630
                                                  ----------     ----------
Total assets                                      $5,170,206     $4,886,097
                                                  ==========     ==========

                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)

                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------
                                                  (unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                  $   52,323     $   44,122
  Accounts payable                                   122,474        160,609
  Compensation and vacation                          118,223         80,204
  Common dividends payable                            64,080         64,170
  Income taxes payable                               189,938        181,395
  Other                                              535,545        527,465
                                                  ----------     ----------
          Total current liabilities                1,082,583      1,057,965
                                                  ----------     ----------
Long-term debt                                       516,937        526,837
                                                  ----------     ----------
Guarantee of ESOP debt                               275,000        275,000
                                                  ----------     ----------
Postretirement benefit cost                          393,641        382,123
                                                  ----------     ----------
Other liabilities                                    398,040        407,071
                                                  ----------     ----------
Deferred income taxes                                101,840         94,007
                                                  ----------     ----------
Minority equity in subsidiaries                       63,840         57,444
                                                  ----------     ----------
Shareholders' equity:
  Preferred stock, one dollar par value;
    authorized 12,000,000 shares; issued
    Series B convertible 7,329 shares
    (1993: 7,379 shares) at stated value             295,368        297,387
  Common stock, one dollar par value;
    authorized 600,000,000 shares, issued
    190,589,607 shares                               190,590        190,590
  Capital in excess of par value                      64,501         66,406
  Retained earnings                                2,722,804      2,535,010
  Note receivable from ESOP Trust (ESOT)             (31,548)       (31,548)
  ESOP deferred compensation                        (245,668)      (251,301)
  Currency translation adjustments                   (44,866)      (114,198)
  Less treasury stock at cost 17,401,880
    shares (1993: 17,157,689 shares)                (612,856)      (606,696)
                                                  ----------     ----------
          Total shareholders' equity               2,338,325      2,085,650
                                                  ----------     ----------
Total liabilities and shareholders' equity        $5,170,206     $4,886,097
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

C - INVENTORIES:

                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------
   Estimated replacement cost
     (FIFO basis):
   Pharmaceutical finished products                $198,546        $174,615
   Seeds                                            153,238         171,716
   Raw materials, supplies and work in process      386,526         375,170
                                                   --------        --------
                                                    738,310         721,501
   Less reduction to LIFO cost                     (161,483)       (150,578)
                                                   --------        --------
                                                   $576,827        $570,923
                                                   ========        ========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $479,530 at September 30, 1994, and $461,090 at December 31, 1993.

D - DEBT:

Long-term debt consisted of the following:

                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------
   7.5% Industrial Revenue Bonds due 2023          $ 40,000        $ 40,000
   5.35-7.95% Medium-Term Notes due 1997-1999       266,000         266,000
   5.875% Notes due 2000                            200,000         200,000
   Other                                             17,268          24,083
   Current maturities                                (6,331)         (3,246)
                                                   --------        --------
                                                   $516,937        $526,837
                                                   ========        ========

The medium-term notes were issued under 1991 and 1993 shelf registrations filed with the Securities and Exchange Commission. Pursuant to these registrations, the company may from time to time issue notes with varying maturities, interest rates and amounts up to an aggregate total of $400,000 ($300,000 under the 1991 registration and $100,000 under the 1993 registration). At September 30, 1994, $34,000 remained available for issuance under the 1991 registration and $100,000 under the 1993 registration.

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

The company has an agreement with the manufacturer of a blood supplement currently under development. Pursuant to the agreement, investments by the company could aggregate $179,000 over a period of years, and the company has committed to pay the expense of clinical development which is currently in process. As of September 30, 1994, the company has invested $62,500.

F - LITIGATION:

There are various legal proceedings against the company, including a substantial number of product liability suits claiming damages as a result of the use of the company's products, including over 100 cases involving Halcion.

In October 1991, a Cook County, Illinois jury rendered a verdict of $128,000, including $125,000 in punitive damages, which were subsequently reduced to $35,000, against the company as a result of an incident involving the use of the product Depo-Medrol. In June 1994, the Illinois Court of Appeals affirmed the judgement of the trial court and remanded the matter back to the trial court with instructions to limit the punitive damage award to approximately $3,100. The company filed a petition for rehearing with the Court of Appeals in August 1994. The outcome of the litigation is uncertain. The company's insurance carriers have denied liability for punitive damages, and the company is in litigation to determine the extent to which the company's insurance policies cover punitive damages.

The company is also involved in several administrative and judicial proceedings relating to environmental matters, including actions brought by the U.S. Environmental Protection Agency (U.S. EPA) and state environmental agencies for cleanup and/or reimbursement of costs incurred at approximately 40 "Superfund" or comparable sites. The company is not able to determine its ultimate exposure in connection with these environmental situations due to uncertainties related to cleanup procedures to be employed, if any, the cost of cleanup and the company's share of a site's cost.

Some portion of the liabilities and expenses associated with the foregoing product liability actions may be covered by insurance, although such matters are currently in litigation.

The company is a party, along with approximately 30 other defendant manufacturers and wholesalers, in numerous state and federal civil antitrust lawsuits brought by retail pharmacies. In the main, this series of actions seeks treble damages and injunctive relief based on allegations of price discrimination and price-fixing with respect to the level of discounts and rebates provided to certain favored customers but denied to plaintiffs. It is possible that additional cases making similar claims will be filed naming the company as a defendant. The federal cases have been consolidated by and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. Various defense motions to dismiss and for summary judgment have been denied. Discovery is in process.

Based on information currently available and the company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for liabilities arising from the litigation and proceedings referred to above are considered to be adequate. Although the company cannot predict the outcome of individual lawsuits, unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the company's results of operations, liquidity, or consolidated financial position.

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

G - RESTRUCTURING:

As of September 30, 1993, the company accrued restructuring liabilities that included estimated costs of $141,875 related to a worldwide workforce reduction of approximately 1,500 employees, the majority of whom were employed in marketing, administrative, and manufacturing functions. As of September 30, 1994, approximately 900 employees have terminated under this restructuring program. Of the amount originally accrued for workforce reduction, approximately $47,700 remains as current and noncurrent liabilities of the company. There have been no adjustments made to increase or decrease the liabilities originally accrued for the purpose of workforce reduction.

H - ACCOUNTING CHANGES:

Effective January 1, 1993, the company's majority-owned subsidiaries that previously reported financial results on a fiscal year basis ending November 30 changed their reporting period to a calendar year ending December 31. The results of operations of these subsidiaries for the period December 1 through December 31, 1992 are included in the September 30, 1993 Consolidated Statement of Earnings as the cumulative effect of an accounting change that reduced net earnings by $7,791 ($.04 per share after tax). The cash flows of these subsidiaries for the ten-month period December 1, 1992 through September 30, 1993 are reflected in the Consolidated Statement of Cash Flows for the period ended September 30, 1993.

In December 1993, the company adopted Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits," which pertains to benefits provided to former or inactive employees after employment but before retirement. This change became effective, retroactively, as of January 1, 1993. The effect of this change related to years prior to 1993 was $11,115 ($.07 per share after tax) and is reported as the cumulative effect of an accounting change in the September 30, 1993 Consolidated Statement of Earnings.

I - FINANCIAL INSTRUMENTS:

The company engages in a limited foreign currency hedging program designed to protect operating results and cash flows from potential adverse effects of foreign currency fluctuations related to intercompany and selected third-party transactions. The hedging activities seek to limit this risk by offsetting the gains and losses on the underlying exposures with losses and gains on the instruments utilized to create the hedge. This program utilizes over-the-counter forward exchange contracts and purchased currency options with terms consistent with the underlying exposures. These contracts generally have maturities that do not exceed twelve months and require the company to exchange currencies at agreed-upon rates at maturity.

At September 30, 1994, the notional amount of the company's outstanding foreign currency contracts was $164,000 of which approximately 90 percent represent forward exchange contracts denominated in European currencies. The carrying and market values of these instruments are immaterial.

J - SUBSEQUENT EVENT:

On November 7, 1994, the company announced that is has agreed to sell the Asgrow Seed Company (Asgrow). Asgrow produces and sells agronomic and vegetable seeds and comprised approximately 45 percent of the Agricultural segment's net sales for the year 1993 and the nine months ended September 30, 1994. Completion of the sale is subject to regulatory approval and certain other conditions. Sales proceeds are estimated to be approximately $300,000. No material gain or loss is anticipated on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

The table below provides a year-to-year comparison of third-quarter and nine-months year-to-date net sales by business segment and major product groups within each segment:

                                       (Dollars in Millions)
                            -----------------------------------------------
                                Third Quarter            Nine Months
                            --------------------   -------------------------
                                  Percent                    Percent
                            1994  Change   1993      1994    Change    1993
                            ----  -------  ----      ----    -------   ----
Central nervous system
  agents                   $107.6  (53%)  $231.3   $  332.8   (44%)  $  596.9
Steroids, anti-
  inflammatory and
  analgesic agents          288.9   24     233.1      836.5    21       688.5
Antibiotics                 114.0   21      94.1      341.2    13       303.2
Other products and
  materials                 208.3   (1)    209.6      674.2     2       660.4
                           ------         ------   --------          --------
  Total Human Health Care   718.8   (6)    768.1    2,184.7    (3)    2,249.0
                           ------         ------   --------          --------
Animal health                90.3    7      84.5      243.8     3       235.6
Seeds                        29.5   17      25.3      206.9     3       200.2
                           ------         ------   --------          --------
  Total Agricultural        119.8    9     109.8      450.7     3       435.8
                           ------         ------   --------          --------
Consolidated sales         $838.6   (4)   $877.9   $2,635.4    (2)   $2,684.8
                           ======         ======   ========          ========

All sales data and financial results for the third quarter and nine-months year-to-date 1993 have been restated to reflect the December 1993 divestiture of Asgrow Florida Company which was treated as a discontinued operation.

Third-quarter 1994 consolidated domestic sales decreased 16 percent to $460 million from $547 million in the prior year and represented 55 percent of total consolidated sales as compared to 62 percent one year earlier. Non-U.S. sales of $379 million were up 14 percent from $331 million in the third quarter of 1993. Consolidated sales for the third quarter were down as the result of a one percent decline in volume, a four percent decline in price, and a one percent increase from foreign exchange. For the year-to-date, the decline in consolidated sales was principally the result of one percent declines in volume and selling price. For the third quarter, human health care sales represented 86 percent of the consolidated total as compared to 87 percent for this period in 1993. For the year-to-date 1994, human health care sales represented 83 percent of consolidated sales, down from 84 percent for the same period in 1993.

Human health care sales in the U.S. for the third quarter of 1994, at $396 million, were down 19 percent from $486 million in the third quarter of 1993, Non-U.S. sales of $323 million in 1994 were up 14 percent from $282 million in 1993. Non-U.S. human health care sales in the current quarter represented 45 percent of the worldwide total compared to 37 percent for this period in 1993. For the nine months ended September 30, 1994, U.S. sales of human health care products of $1,247 million compared to $1,395 million in 1993, down 11 percent, while non-U.S. sales of $938 and $854 for these periods respectively, were up ten percent.


Agricultural sales in the U.S. of $65 million in the third quarter of 1994 were up six percent from $61 million while non-U.S.sales of $55 million were up 12 percent from $49 million in the third quarter of 1993. For the year-to-date at September 30, 1994, U.S. agricultural sales of $252 million were up less than one percent from the prior year while non-U.S. sales of $199 million were up eight percent from $184 million in 1993.

Both the third-quarter and nine-month declines in worldwide sales of central nervous system agents were the result of intense generic competition against XANAX, the anti-anxiety agent which lost U.S. patent protection in October 1993. The decline in XANAX sales was offset somewhat by sales of the company's generic anti-anxiety agent, alprazolam. HALCION, the sleep-inducing agent, also lost U.S. patent protection in October 1993 and continues to suffer from the controversy and adverse publicity of prior years.

For both the quarter and nine months ended September 30, 1994, significant sales growth was realized from the steroid, anti-inflammatory and analgesic product group. This product group includes DEPO-PROVERA, the injectable contraceptive, which recorded excellent sales increases in both U.S. and non-U.S. markets, and OGEN, the estrogen replacement therapy acquired in late 1993, which continues to make good contributions to current year sales. Also in this product class, MOTRIN IB, the over-the-counter nonsteroidal analgesic agent, continued to record U.S. sales growth in a very competitive market. Sales of SOLU-MEDROL, the injectable steroid, and other MEDROL products were up in non-U.S. markets. Sales of ANSAID/flurbiprofen, the nonsteroidal anti-inflammatory agents, were up in the U.S. due to a promotional program during the quarter. ANSAID lost U.S. patent protection in February 1993, and sales are expected to follow the pattern of other company products facing generic competition and decline sharply over the next few quarters.

Sales of antibiotic products as a group continued to grow over the respective prior year three- and nine-month comparative periods largely as the result of the performance of VANTIN, the broad-spectrum oral antibiotic. Non-U.S. sales of the CLEOCIN family of products were up for the two comparative periods while U.S. sales of CLEOCIN-T/clindamycin topical were down for the year-to-date due to generic competition.

In the other products and materials category, sales of ROGAINE, the treatment for hair loss, were up significantly over those of the prior-year third quarter which was unusually low due to second-quarter 1993 incentives. For the first nine months of 1994, sales of ROGAINE demonstrated good growth. GLYNASE PresTab, the oral anti-diabetes agent, continued to record strong growth for both the quarter and for the year-to-date. U.S. sales of MICRONASE/glyburide, the oral anti-diabetes agents, were down for both comparative periods as a result of the loss of U.S. market exclusivity for MICRONASE in the second quarter of 1994. While the company will continue to sell its generic glyburide to minimize the effect of the third party generic competition, it is anticipated that combined sales of MICRONASE/glyburide will continue to decline over the next few quarters. Sales of ATGAM, the immunosuppressant, were down for the quarter but were up moderately for the year.

In the animal health products market, PIRSUE, introduced in January 1994 for the treatment of mastitis, and LUTALYSE, the fertility-control agent, provided sales growth for both the quarter and year-to-date while MGA, the feed additive, was flat for the year-to-date. Sales of NAXCEL/EXCENEL, the antibiotic, were up slightly in non-U.S. markets while U.S. sales were down slightly for the quarter due to a lower cattle population. Sales of companion animal products were down in both 1994 periods.

Sales of agronomic seeds were up for the quarter in non-U.S. markets due to wheat seed sales in Spain. Otherwise, this is the off-season for agronomic seeds worldwide. U.S. Agronomic sales declines for the year were offset by good growth in non-U.S. markets. U.S. agronomic sales for 1994 were affected by accelerated shipments to dealers in late 1993 which shifted sales to that year when many farmers requested early delivery due to perceived shortages of certain corn varieties. Worldwide vegetable seed sales were up slightly for the quarter and have recorded good growth for the year.

As discussed in Note J, the company recently entered into an agreement to sell its worldwide agricultural seed business, Asgrow Seed Company. The business accounted for approximately 45 percent of the agricultural segment's net sales in 1993 and the nine months ended September 30, 1994. Proceeds of the sale are estimated to be approximately $300 million. No material gain or loss is anticipated.

Consolidated operating expenses, stated as a percent of sales, were as follows:
                                          Third Quarter      Nine Months
                                          --------------    -------------
                                          1994      1993    1994     1993
                                          ----      ----    ----     ----
Cost of products sold                     27.0%     23.2%   28.2%    25.2%
Research and development                  18.4      18.9    18.0     18.0
Marketing and administrative              38.4      41.2    37.4     39.0
Restructuring                                       24.6              8.0
Operating income (loss)                   18.7      (6.8)   18.2     10.7

The unfavorable comparisons in cost of products sold was caused by a change in product mix which primarily resulted from the generic competition encountered in the U.S. with certain human health care products and a higher percentage of worldwide human health care product sales in non-U.S. markets. Cost of products sold is lower for the quarter than for the nine months ended September 30, 1994 because the quarter contains significantly less sales of lower margin seed products. In the third quarter, research and development expense was down both in total dollars and as a percent of sales from the third quarter of 1993 due to the timing of expenses related to large clinical programs. For the year, research and development is down slightly in total dollars and flat as a percent of sales. Continuing costs associated with the accelerated development of FREEDOX IV Solution (tirilazad mesylate) for several indications and other accelerated development efforts have resulted in continued spending at the relatively high level encountered late in 1993. Marketing and administrative expense declined both in dollars and as a percent of sales in both the third quarter and the nine-months year-to-date. The third quarter 1993 measure included unusual charges totaling $39 million ($24 million or $.14 per share after tax). No unusual charges were recorded in the same period of 1994. When 1993 is adjusted for those charges, marketing and administrative expense is down in actual dollars for both the quarter and nine-month periods. The third quarter of 1993 also included charges totaling $216 million ($159 million or $.91 per share after tax) related to a plan of restructuring which reduced operating income substantially for both 1993 periods.

Business segment operating profits for the third quarter and nine months ended September 30, 1994 and 1993 were as follows:

                                          (Dollars in Millions)
                             -----------------------------------------------
                                 Third Quarter            Nine Months
                             ----------------------    --------------------
                                     Percent                    Percent
                              1994   Change    1993     1994    Change   1993
                              ----   -------   ----     ----    -------  ----
Operating profits:
  Human health care          $166.4     -     $(25.5)  $478.5      49%  $322.0
  Agricultural                 15.2     -       (6.2)    53.9      68     32.0
  Corporate and interest      ( 5.1)  (82)%    (28.1)   (20.9)    (60)   (51.9)
                             ------           ------   ------           ------
Earnings from continuing
operations before income
taxes, minority equity
and accounting changes       $176.5     -     $(59.8)  $511.5      60   $302.1
                             ======           ======   ======           =====

Third-quarter combined operating profits for the human health care and agricultural segments of $182 million, before corporate expense and net interest, compared to operating losses of $32 million in the quarter of 1993. For the nine months ended September 30, combined operating profits in 1994 of $532 million compared to $354 million in 1993.

The third-quarter and nine-month 1993 human health care operating profit measures were reduced by $222 million as the result of restructuring and unusual items noted above. After excluding the effect of these items, the declines in operating profit of this segment were attributable to the generic competition encountered in the U.S. with XANAX, and to a lesser extent, other company products. Sales contributions from the company's generic equivalents and other human health care products partially offset the profits lost by XANAX, HALCION, and MICRONASE.

Operating profits for the third quarter and nine-months year-to-date were up significantly in the agricultural segment partially due to the effects of the 1993 restructuring which reduced operating profits by $13 million for both the quarter and nine-month periods of that year. Agricultural segment operating profits were also up due to increased sales in both measurement periods and the benefits of expense controls.

The corporate expense and net interest measure for both the quarter and year-to-date were lower than the prior year partially due to a more favorable comparison of interest income to interest expense and also due to expense reduction efforts. Current quarter and year-to-date corporate expense was also down due to the favorable comparison resulting from the restructuring which increased this expense measure by $20 million in 1993. The third-quarter 1994 measure also included nonoperating income of $14 million ($8 million or $.05 per share after tax) associated with the resolution of a coverage dispute with an insurance carrier and the gain on the sale of a joint venture. The 1993 year-to-date measure includes a nonoperating gain from the first quarter of the year of $13 million ($13 million or $.07 after tax) on the sale of the cough/cold medicine trademark, ORTHOXICOL.

The effective tax rate for the first nine months of 1994 was 24 percent, compared to 19.5 percent in 1993. Excluding the tax benefits related to the restructuring charges and other unusual items (including adjustment of deferred tax amounts due to the new tax law) the effective tax rate for the first nine months of 1993 also would have been 24 percent.

The Omnibus Budget Reconciliation Act of 1993 will have a significant impact on the company's net earnings in years subsequent to 1994 due to the provisions resulting in a graduated decline in the amount of Puerto Rico tax benefits under Section 936 of the Internal Revenue Code (ultimately reducing the benefit under the current law by 60 percent).

Net earnings in the third quarter of 1994 of $134 million are up from a loss of $30 million for the prior-year third quarter. For the nine months ended September 30, 1994, net earnings of $389 million compared to $229 million for this period in 1993. Both 1993 measures include the after tax effect of restructuring and other unusual items that reduced net earnings by $183 million ($1.05 per share). The cumulative effect of two accounting changes reduced net earnings for the nine months ended September 30, 1993 by an additional $19 million ($.11 per share).

FINANCIAL CONDITION

Working capital increased to $982 million at September 30, 1994, up from $864 million at December 31, 1993, with a corresponding improvement in the current ratio to 1.91 from 1.82 at those dates, respectively. The ratio of debt to total capitalization declined to 26.0 percent at September 30, 1994 from 28.3 percent at December 31, 1993. This improvement was realized due to an increase in total shareholders' equity at the end of the current quarter, with no increase in debt, when compared to that of the prior year-end. The return on average equity improved to 23.5 percent from 19.1 percent for the full year 1993. The 1993 measure included restructuring and the cumulative effect of accounting changes, previously discussed. The return on average equity before restructuring and accounting changes would have been 27.2 percent.

Net cash provided by operations decreased to $535 million for the nine months of 1994 compared to $546 million for this period in 1993. Cash from operations declined due to approximately $57 million in spending against restructuring reserves during the current nine-month period, primarily related to the reduction of personnel. For the remainder of 1994, cash spending related to restructuring is expected to be about $20 million. Cash from operations benefitted from reduced accounts receivable when compared to those at December 31, 1993.

Significant sources of cash from nonoperating activities included the proceeds received from the sale of certain fixed assets no longer used in operations and the sale of our investment interest in a joint venture. The nonoperating uses of cash included the purchase of property, plant and equipment; investments; treasury stock; and dividends paid to shareholders. The cash disbursed for both property, plant and equipment and the purchase of treasury stock was down significantly compared to that of 1993.

OTHER ITEMS

In September 1994, the company presented data to an advisory committee of the U.S. Food and Drug Administration (FDA) on FREEDOX IV Solution (tirilazad mesylate injectable) for the treatment of aneurysmal subarachnoid hemorrhage. The advisory committee tabled consideration of the submission and recommended that the company continue to work with the FDA and develop additional information needed for file enhancement for this indication. The advisory committee's action will have no effect on the company's ongoing clinical studies of FREEDOX for treatment of head injury, spinal cord injury, and ischemic stroke.

During the third quarter of 1994, the FDA approved the company's New Drug Application to market COLESTID Tablets, the cholesterol-lowering medication. Sales of this new product will begin in the fourth quarter of 1994.

The company has an agreement to jointly market LUVOX, the treatment for obsessive compulsive disorder, in the U.S. LUVOX is a product of Solvay Pharmaceuticals, Inc. During the third quarter of 1994, Solvay received an approvable letter from the FDA for this product.

In September, the company announced that an agreement had been reached to acquire Sumitomo Chemical Company's interest in Japan Upjohn Limited (JUL) during the fourth quarter of 1994. Upjohn currently owns 55 percent of the shares of JUL and with the acquisition of Sumitomo's 45 percent interest, this will become a wholly owned subsidiary of the company. Cash for this acquisition will be provided by operations.

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

        (a)(i)     Exhibit A - Report of Independent Accountants (page 16).

        (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 17).

        (a)(iii)   Exhibit 12 - Ratio of Earnings to Fixed Charges (page 18).

        (a)(iv)    Exhibit 15 - Awareness of Coopers & Lybrand (page 19).

        (a)(v)     Exhibit 27 - Financial Data Schedule (EDGAR filing only).

        (b) There were no reports on Form 8-K during the quarter ended September 30, 1994.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE UPJOHN COMPANY
                                           (Registrant)



DATE:  NOVEMBER 11, 1994                   R. C. Salisbury,
                                           Executive Vice President for
                                           Finance and Chief Financial Officer




DATE:  NOVEMBER 11, 1994                   K. M. Cyrus
                                           Executive Vice President, Secretary
                                           and General Counsel