Form 10-K405
UPJOHN CO
filed 1995-03-30
CIK 102237

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________

Commission file number 1-4147

                               THE UPJOHN COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                            38-1123360
  (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 7000 Portage Road, Kalamazoo, Michigan                           49001
(Address of principal executive offices)                       (Zip Code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The registrant is unable to determine the amount of shares owned by non-affiliates (within the meaning of such term under applicable regulations of the Securities and Exchange Commission) but estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE--Composite Transactions closing price on January 31, 1995 as reported in The Wall Street Journal and treating all executive officers and directors of the Company as affiliates) was approximately $5,699,680,172.

    The number of shares of Common Stock, $1 par value, outstanding as of January 31, 1995 is 173,143,319 shares (excluding 17,448,204 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I and II.

================================================================================

    The following trademarks of The Upjohn Company are included in this report:
ANSAID(R), ATGAM(R), CAVERJECT(R), CLEOCIN PHOSPHATE(R), CLEOCIN T(R), CLEOCIN(R), COLESTID(R), CORTAID(R), CYTOSAR-U(R), DELTA ALBAPLEX(R), DEPO-PROVERA(R), DRAMAMINE(R), GLYNASE(R), HALCION(R), KAOPECTATE(R), LINCOCIN(R), LINCOMIX(R), LINCO-SPECTIN(R), LUTALYSE(R), MEDROL(R), MGA(R), MICRONASE(R), MOTRIN(R), MYCITRACIN(R), NAXCEL(R), PIRSUE(R), PREPIDIL(R), PresTab(R), PROSTIN E2(R), PROSTIN VR PEDIATRIC(R), PROVERA(R), ROGAINE(R), SOLU-CORTEF(R), SOLU-MEDROL(R), UNICAP(R), XANAX(R), VANTIN(R) and ZEFAZONE(R).

    ALTACE, a trademark of Hoechst Aktiengesellschaft, is included in this report.

    DOXIDAN and SURFAK, trademarks of Hoechst-Roussel Pharmaceuticals Inc., are included in this report.

    LUVOX, a trademark of Solvay Duphar B.V. is included in this report.

    OGEN, a trademark of Abbott Laboratories is included in this report.

    ZOVIRAX, a trademark of Burroughs Wellcome Co. is included in this report.

                                     PART I


ITEM 1.     BUSINESS

    The Upjohn Company (the "Company") operates in the pharmaceutical products segment, which includes both human pharmaceutical products and animal health products.

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

    The Company's most important pharmaceutical products, many of which it sells under other trademarks in foreign markets or as generic products, are discussed below, together with a summary indication of their principal uses and applications. Except where specifically noted, none of these products are subject to significant patent protection or market exclusivity.

    The Company produces two major drugs for central nervous system ("CNS") disorders. XANAX Tablets, containing alprazolam, are used for symptomatic relief of anxiety with and without depressive symptoms and for the treatment of panic disorder. The U.S. patent for the anti- anxiety indication of XANAX expired in late 1993, resulting in intense generic competition that caused a significant decline in sales of XANAX, which was partially offset by the Company's sales of generic alprazolam. The use patent for the panic disorder indication for XANAX expires in 2002. HALCION Tablets, containing triazolam, are a hypnotic agent for the treatment of insomnia. The U.S. patent on HALCION also expired in late 1993, resulting in generic competition that reduced sales of the product.

    The Company's major oral antidiabetes agents are MICRONASE Tablets, containing glyburide, and GLYNASE PresTab Tablets, also containing glyburide, for the treatment of non-insulin-dependent diabetes.

    The Company markets ANSAID Tablets, a nonsteroidal anti-inflammatory product containing flurbiprofen, for treatment of osteoarthritis and rheumatoid arthritis, and MOTRIN Tablets, a nonsteroidal anti-inflammatory product containing ibuprofen, used in the treatment of rheumatoid arthritis and osteoarthritis and as a general analgesic for mild to moderate pain, including dysmenorrhea.

    The Company and its subsidiaries provide a broad line of antibiotic products including CLEOCIN and LINCOCIN products. CLEOCIN PHOSPHATE is an injectable form of clindamycin that is used in the treatment of certain life-threatening anaerobic infections. CLEOCIN T is a topical formulation for treatment of acne. CLEOCIN is used to treat bacterial vaginosis. LINCOCIN is used in the treatment of serious infections caused by many strains of gram-positive bacteria. Upjohn has exclusive U.S. marketing rights to VANTIN Tablets and Oral Suspension, an advanced cephalosporin antibiotic, under patents licensed from Sankyo Company, Ltd., which rights will become semi-exclusive in 1997. The Company also markets ZEFAZONE Sterile Powder, another cephalosporin antibiotic, under license from Sankyo.

    The Company markets several steroid hormones having a variety of uses, including the treatment of allergic reactions, inflammation, asthma and certain hormone deficiencies. The most important synthetic hormone is PROVERA Tablets, which is a female sex hormone replacement agent. The Company produces various forms of chemical modifications of hormones, under the trademark MEDROL, which is used to treat a number of inflammatory and allergic conditions. SOLU-CORTEF Sterile Powder and SOLU-MEDROL Sterile Powder are injectable corticosteroid products. The Company also markets DEPO-PROVERA Contraceptive Injection, which will lose marketing exclusivity in the U.S. in late 1995, and OGEN Tablets and Vaginal Cream, an estrogen replacement product, licensed from Abbott Laboratories.

    The Company also markets certain prostaglandin products, including PROSTIN E2 Vaginal Suppository, which is generally used for pregnancy disorders, and PROSTIN VR PEDIATRIC Sterile Solution, for cardiovascular use. PREPIDIL Gel, used for cervical ripening, is protected by U.S. patents until 2003.

    The Company produces and sells ROGAINE Topical Solution, a 2% solution of minoxidil applied topically to restore hair growth in men with male pattern baldness and in women with androgenetic alopecia, or hereditary hair loss. The product is also sold in numerous foreign countries. The United States patents covering ROGAINE expire in early 1996.

    Other prescription drugs include ATGAM Sterile Solution, an immunosuppressant product, COLESTID Granules, Flavored Granules and Tablets, a cholesterol-lowering agent, and CYTOSAR-U Sterile Powder, used for the treatment of leukemia. CAVERJECT Sterile Powder, a patient injection for home treatment of erectile dysfunction, has been approved for marketing in several foreign countries.

    Geneva Pharmaceuticals, Inc., a subsidiary of CIBA-GEIGY Corporation, has certain rights to market generic versions of the Company's XANAX, HALCION, ANSAID, MICRONASE and CLEOCIN T products under an agreement with the Company. The Company also markets certain generic products through its subsidiary, Greenstone Ltd.

    The Company manufactures and distributes other products which do not require a prescription, including MOTRIN IB Tablets, Caplets and Gelcaps, an analgesic; MOTRIN IB Sinus Tablets and Caplets, a sinus pain formula; KAOPECTATE products, for diarrhea; CORTAID products, anti-inflammatory topical products; the family of UNICAP vitamin products; DRAMAMINE, anti-motion sickness medicines, and MYCITRACIN, an antibiotic ointment for treatment of minor skin infections and burns. The Company also holds a license from Hoechst-Roussel Pharmaceuticals Inc. for exclusive United States rights to the nonprescription laxative products DOXIDAN and SURFAK. The Company also has a U.S. marketing arrangement with McNeil Consumer Products Company whereby the Company will receive access to several ibuprofen-based and other products being developed by McNeil.

     The Company has an agreement with Biopure Corporation under which the Company will acquire sales and marketing rights to any hemoglobin-based oxygen carrier products developed for human or animal use by Biopure.

    The Company has joint marketing agreements with Burroughs Wellcome Co. to jointly market ZOVIRAX, a product for the treatment of genital herpes and shingles, and with Solvay S.A. to jointly market Solvay's LUVOX (fluvoxamine), a product for the treatment of obsessive-compulsive disorder and depression (the product is approved for depression in Europe and Canada but not yet in the United States). The Company's co- marketing agreement with Hoechst-Roussel Pharmaceuticals Inc. for their ALTACE product, for the treatment of hypertension, was terminated as of January 1, 1995.

    The Company has formed Greenstone Healthcare Solutions to participate in the disease management business, providing services in prevention, screening, diagnosis, treatment, case management, education and outcome assessment.


INTERNATIONAL PHARMACEUTICAL OPERATIONS

    The Company manufactures and sells throughout the world many of the prescription pharmaceuticals described above. The principal markets are Western Europe, Japan, the Pacific Region, Latin America, the Middle East and Canada. Smaller markets are in Eastern Europe, Russia, India, China and South America. The Company competes with a large number of other companies primarily on the basis of product differentiation and price. The most significant product areas for the Company's international sales are antibiotics, central nervous system agents and corticosteroids.

    Delta West Pty. Limited, an Australian subsidiary of the Company, manufactures and distributes a broad line of generic products for hospital applications, with particular emphasis on injectable oncolytic products in plastic containers, primarily in Australia, New Zealand and Southeast Asia. Delta West is in the process of expanding its export efforts through the Asia-Pacific region and other markets. Delta West and the Company have formed a collaboration with Gensia Laboratories Inc. to develop and market Delta West and Gensia generic oncology and pain products in the United States.


COMPETITION

    There are a large number of significant competitors in the United States in the sale of prescription and nonprescription pharmaceutical products. A major feature of this competition is the effort to discover, develop and introduce new or improved products for the treatment and prevention of disease. Other competitive features include price, quality, dissemination of technical information and medical support advice. Over the last few years, the pharmaceutical industry has experienced increased vertical and horizontal consolidation, and the breadth of products offered and distribution capabilities of a company may become a competitive feature.

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


DISTRIBUTION

    The Company has a U.S. pharmaceutical sales force of technically trained representatives who call on physicians, pharmacists, hospital personnel, HMOs and other managed health care organizations and wholesale drug outlets. The Company has several contractual relationships with health maintenance and hospital group purchasing organizations. The Company also recently developed a disease management group to provide non-product-specific services. The Company has realized no revenues from these services to date. Most sales of pharmaceutical products are made directly to pharmacies, hospitals, chain warehouses, wholesalers and other distributors, although some are made to physicians and governments. Nonprescription drugs are also sold to other retail stores. Domestic customers are served from several distribution centers located throughout the United States. Separate sales forces handle nonprescription drug sales and foreign pharmaceutical sales.


PUERTO RICO OPERATIONS

    The Company conducts substantial pharmaceutical manufacturing operations in Puerto Rico through a wholly owned subsidiary. Under current law, the earnings from this subsidiary will be partially exempt from both United States and Puerto Rico income taxes. The federal Omnibus Budget Reconciliation Act of 1993 will reduce in future years the amount of Puerto Rico tax benefits available under Section 936 of the Internal Revenue Code (ultimately reducing the benefit under the current law by 60 percent). If earnings from the Company's Puerto Rican subsidiary are repatriated in the form of a dividend to the Company, such earnings would be subject to a Puerto Rican withholding tax of up to 10% of the amount repatriated. Under the Puerto Rico tax exemption grant, certain credits are available to reduce Puerto Rican withholding taxes. See Notes E and H of "Notes to Consolidated Financial Statements" in the 1994 Annual Report to Shareholders (Exhibit 13), which is hereby incorporated by reference, for further information, including the effect on the Company's net earnings of the Puerto Rican tax exemption grant and the investment of earnings from Puerto Rican operations.


ANIMAL HEALTH

    The Company develops, manufactures and sells animal pharmaceutical products and animal feed additives, the sales of which fluctuate with changes in the agricultural economy. These products are sold to veterinarians, feed manufacturers, distributors and growers who choose the Company's products primarily because of their efficacy and suitability for particular uses, as well as price and quality. Major products include NAXCEL Sterile Powder, an antibiotic for bovine and swine respiratory disease and early chick mortality; LINCO-SPECTIN Soluble Powder and Premix, a combination lincomycin/spectinomycin antibiotic; LINCOMIX 20 and LINCOMIX 50 Feed Medication, which are feed-additive antibiotics; MGA Premix, which is a growth-promoting feed additive for feedlot heifers; various products for the treatment of mastitis including PIRSUE; DELTA ALBAPLEX Tablets and LINCOCIN, which are small-animal antibiotics; and LUTALYSE Sterile Solution, which is used to synchronize breeding performance in mares and cattle. In addition, the Company sells a line of animal health vaccines through Oxford Veterinary Laboratories, Inc. (Bio-Vac Labs, Inc.).

SALE OF ASGROW SEED COMPANY AND COBB-VANTRESS, INC.

    In late 1994, the Company sold Asgrow Seed Company, the Company's subsidiary engaged in the vegetable and agronomic seed business. In 1994, the Company also sold its 50-percent owned chicken-breeding joint venture with Tyson Foods, Inc., called Cobb-Vantress, Inc.


                                    GENERAL

RESEARCH AND PATENTS

    Total research and development expenditures have increased almost every year for more than a decade, amounting to $553.3 million in 1992, $612.5 million in 1993 and $607.2 million in 1994. There are continuing research programs principally in the areas of cardiovascular diseases, central nervous system diseases, infectious diseases, atherosclerosis and thrombosis, hypersensitivity diseases, cancer, diabetes, hair growth, virology, AIDS, trauma and biotechnology.

    The Company considers that the overall protection from its United States and foreign patents and trademarks and from licenses under patents belonging to others is of material value. However, it is believed that no single patent or license is of material importance in relation to the business as a whole. Rights under patents and know-how are both given and taken. In 1994, the Company recorded income for use of know-how and patents totaling approximately $6.4 million and expenses totaling approximately $39.9 million.


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


ENVIRONMENT

    Significant capital and operating expenses will be incurred to address environmental remediation and control in connection with the phasing out of industrial chemical operations at the Company's North Haven, Connecticut plant, improving controls on air emissions at the Kalamazoo manufacturing facilities, addressing other environmental issues at all Company facilities and the Company's involvement in certain Superfund sites. The information under the caption "Financial Review" and Notes J and K of "Notes to Consolidated Financial Statements" in the 1994 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference. Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, including all such multi-purpose capital projects as environmental expenditures, it is estimated that capital expenditures for environmental protection for 1995 and 1996 may exceed $35 million and $25 million each year, respectively. Operating expenses in 1994 for compliance with environmental protection laws and regulations are estimated to have been approximately $50 million. Such operating expenses in 1995 are estimated to be approximately $60 million. Cash payments charged to environmental reserves in 1994 totaled $10 million and are expected to be approximately $15 million in 1995.

    Among the sites on the United States Environmental Protection Agency's ("EPA") National Priorities List, in connection with which the Company has been identified as a potentially responsible party ("PRP"), is the West KL Avenue Landfill located in Kalamazoo County, Michigan. In September 1991, the Company and three local governmental units agreed to a consent decree with the EPA, which has been approved by the United States Department of Justice and entered by a Federal Court, to undertake necessary remedial action. The costs of remediation are currently estimated to be $40 million, of which other viable parties are expected to contribute more than half.

    Negotiations with environmental agencies continue in connection with remediation of the site of the Company's discontinued industrial chemical operations in North Haven, Connecticut, including an abandoned sludge pile located on-site. The Company is also in the process of evaluating other existing environmental conditions at the North Haven, Connecticut facility with the intention of addressing concerns that may be determined appropriate.


GOVERNMENTAL REGULATION AND LEGAL COMPLIANCE

    The Company's products have for many years been subject to regulation by federal, state and foreign governments. Such regulation has generally been aimed at product safety and labeling. In the United States, most human and animal pharmaceutical products manufactured or sold by the Company are subject to regulation by the U.S. Food and Drug Administration ("FDA") as well as by other federal and state agencies. The FDA regulates the introduction of new drugs, advertising of prescription drug products, good manufacturing, laboratory and clinical practices, labeling, packaging and record keeping with respect to drug products. In addition, the FDA reviews the safety and effectiveness of marketed drugs and may require withdrawal of products from the market and modification of labeling claims where necessary.

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

    Pharmaceutical manufacturers are required to provide rebates to state governments for prescriptions covered by Medicaid. Rebates for single-source and innovator multiple-source drugs are approximately 15 percent of the average manufacturer price ("AMP") for each drug or the AMP minus the best price a company offered to any given purchaser (excluding certain federal customers), whichever was greater. Approximately 8% of the Company's pharmaceutical business involves Medicaid. In November 1992, ceiling prices were placed on products sold to the Department of Defense, the Veterans Administration and the Public Health Service (PHS). In addition, manufacturers are required to sell products to PHS grantees at the net Medicaid price (AMP minus the Medicaid rebate). The issue of further price controls on sales of prescription drugs continues to be considered in Congress and various states, and additional federal or state legislation to limit prices of prescription drugs is possible.

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


EMPLOYEES

    The Company had 16,900 regular employees on December 31, 1994. The Company believes that it has good relations with its employees. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.

FINANCIAL INFORMATION

    Financial information about segment operations appearing in Notes U and V of "Notes to Consolidated Financial Statements" in the 1994 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference. For additional information, see discussions included in the "Financial Review" section in the 1994 Annual Report to Shareholders (Exhibit 13), which is hereby incorporated by reference.


EMPLOYEE STOCK OWNERSHIP PLAN

    The Company maintains an Employee Stock Ownership Plan ("ESOP") as part of The Upjohn Employee Savings Plan. Assets of the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued debt securities to the public, and the Company has unconditionally guaranteed payment of the principal and interest on the debt securities. Holders of the debt securities have no recourse against the assets of the ESOP Trust except cash contributions made by the Company to pay such debt securities, and earnings attributable to such contributions. A summary description of the liabilities of the ESOP Trust under such debt securities and of the cash contributions made by the Company to the ESOP Trust during 1994 is set forth in Note P of "Notes to Consolidated Financial Statements" in the 1994 Annual Report to Shareholders (Exhibit 13), which is hereby incorporated by reference.



ITEM 2.      PROPERTIES

    The Company owns its main pharmaceutical plants and general offices, which consist of a group of buildings containing approximately 5,000,000 square feet of floor space, all of which were constructed since 1948 and are considered adequate for the Company's present needs, on about 500 acres of a 2,200 acre tract located six miles southeast of Kalamazoo, Michigan. The Company's main manufacturing building, which is located at the Kalamazoo site, contains about 1,630,000 square feet. Other major buildings at the Kalamazoo site include a large fermentation plant where antibiotics and steroids are produced, a new complex used for production of fine chemicals, and buildings devoted to chemical and fermentation process development. The Henrietta Street complex, owned by the Company and consisting of approximately 33 acres, includes a group of buildings aggregating about 2,500,000 square feet that houses the Company's research laboratories and offices. Pharmaceutical fermentation, production, warehouse and office facilities, containing approximately 510,000 square feet, are located on a 259 acre site owned by the Company near Arecibo, Puerto Rico. The Company also owns or leases distribution warehouses in several major cities in the United States. The Company owns a 2,140 acre farm complex northeast of Kalamazoo, which includes the principal offices of the Company's animal health business, including veterinary research facilities, with offices, laboratory and farm buildings aggregating about 410,000 square feet. The Company also has animal health products production and research facilities in several locations in the United States and in foreign countries.

ITEM 3.      LEGAL PROCEEDINGS

    Various suits and claims arising in the ordinary course of business, primarily for personal injury and property damage alleged to have been caused by the use of the Company's products, are pending against the Company and its subsidiaries.

    The Company is a defendant in approximately 100 product liability lawsuits involving its benzodiazepine product, HALCION, some of which seek punitive damages based on alleged deficiencies in the product approval process and compliance with regulations.

    The U.S. Food and Drug Administration is conducting a review of the FDA's prior inspection report on HALCION, including an assessment of the conclusions of the report, the approval of the drug and related FDA processes and procedures generally, to determine what further FDA action, if any, is appropriate. The Company cannot predict the outcome of this review.

    A shareholder class action complaint is pending in the United States District Court for the Western District of Michigan against the Company and certain directors and officers of the Company seeking damages resulting from the alleged failure of the Company to disclose material adverse information about HALCION. The court recently denied plaintiff's motion to certify the action as a class action. Another individual has filed a motion to intervene as plaintiff and class representative. The plaintiff claims that the failure to disclose information on HALCION caused the price of the Company's stock to be artificially inflated, which caused him to purchase Upjohn stock at an excessive price. Another action makes a derivative complaint alleging a pattern of misconduct by the Company and named defendants purposely concealing or minimizing reports of side effects related to HALCION, which allegedly caused damage and loss to Upjohn as a company, improper election of directors and payment of excessive incentive compensation and stock option bonuses to the named defendants. The Company does not believe that there is merit to the claims and will defend the cases.

    In addition to actions involving the West KL Avenue Landfill discussed above under Item 1, General, Environment, the Company is involved in several administrative and judicial proceedings relating to environmental matters, including actions brought by the U.S. EPA and state environmental agencies for cleanup at approximately 40 "Superfund" or comparable sites. The Company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to cleanup procedures to be employed, if any; the cost of cleanup; and the Company's share of a site's cost.

    The Company discharges certain cooling water, storm water runoff, and non process wastewater from its production facility in Kalamazoo County, Michigan, to nearby surface waters. While no formal enforcement action has been taken to date, the State of Michigan has asserted that some of the Upjohn discharges may have been in violation of applicable law and regulation. The State has indicated an intent to seek enforcement through an administrative order with fines and penalties in excess of $100,000.00.

    Another pharmaceutical company has sued this Company for patent infringement regarding the marketing of a non-prescription ibuprofen/pseudophedrine combination product seeking an injunction against further sales and treble damages.

    The Company is a party along with at least 30 other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits which have been or are in the process of being consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits seek treble damages and injunctive relief for alleged price discrimination and
price fixing.   Specifically, these actions allege that Upjohn and the other named defendants violated: (1) the Robinson-Patman Act by giving substantial discounts to mail-order pharmacies and HMOs without according the same discounts to retail drugstores and chain distributors, and (2) Section 1 of the Sherman Antitrust Act by entering into illegal vertical combinations with wholesalers to sell brand-name drugs to favored purchasers--including hospitals, nursing homes and HMOs--at discounted prices and by entering into horizontal combinations allegedly restricting certain discounts and rebates to only benefit favored customers. In addition, similar actions have been brought in Alabama, California and Wisconsin state courts.

    Based on information currently available and the Company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities arising from the litigation and proceedings referred to above are considered to be adequate. Although the Company cannot predict the outcome of individual lawsuits, the ultimate liability should not have a material effect on consolidated financial position; and unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the Company's results of operations or liquidity.

    See the information under the caption "Other Items" in the "Financial Review" section and Notes J and K of "Notes to Consolidated Financial Statements" in the 1994 Annual Report to Shareholders (Exhibit 13) for further information concerning litigation and environmental matters, which information is hereby incorporated by reference.



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol UPJ. As of January 31, 1995, there were 33,525 holders of record of the Company's Common Stock, $1 par value. In addition, there were 13,324 accounts under the Company's Dividend Reinvestment Plan which are not included in the number above.

    Information regarding the market prices and dividends for the Company's Common Stock and related stockholder matters appearing under the caption "Quarterly Data" in the 1994 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



ITEM 6.      SELECTED FINANCIAL DATA

    The information under the captions "Financial Review," "Notes to Consolidated Financial Statements," "Selected Financial Data", "Eleven-Year Summary of Continuing Operations" and "Quarterly Data" in the 1994 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Financial Review" in the 1994 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information under the caption "Report of Independent Accountants," the consolidated financial statements, and the information under the captions "Selected Financial Data" and "Quarterly Data" in the 1994 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Directors of the Company, who are elected annually for a three-year term, are as follows:

    RICHARD H. BROWN, AGE 47, VICE CHAIRMAN OF AMERITECH CORP., A TELECOMMUNICATIONS COMPANY. Mr. Brown was elected Ameritech vice chairman in January 1993. He joined Illinois Bell as president and chief executive officer in 1990 and, prior to that, he was executive vice president of United Telecom and U. S. Sprint. He is a member of the Economic Club of Chicago, trustee, Rush-Presbyterian-St. Luke's Medical Center, vice chairman of the board of trustees of Ohio University Foundation and serves actively in many non-profit organizations in Illinois. Mr. Brown is a director of Ameritech Corp. and serves on a number of other boards. He has served as a Director of The Upjohn Company since September 1993 and is a member of the Compensation and Incentive; the Nominating; and the Social Responsibility Committees of the Board of Directors.

    FRANK C. CARLUCCI, AGE 64, CHAIRMAN, THE CARLYLE GROUP, A MERCHANT BANK IN WASHINGTON, D.C. Mr. Carlucci was vice chairman of The Carlyle Group from 1989 to 1993. He served as U.S. Secretary of Defense from 1987 to 1989. Mr. Carlucci is currently on the board of directors of Ashland Oil, Inc.; Bell Atlantic Corporation; Connecticut Mutual Life Insurance Company; General Dynamics Corporation; Kaman Corporation; Neurogen Corporation; Northern Telecom Limited; The Quaker Oats Company; SunResorts, Ltd., N.V.; Texas Biotechnological Corporation; Westinghouse Electric Corporation; and serves on the board of trustees for the nonprofit Rand Corporation. Mr. Carlucci has served as a Director of The Upjohn Company since 1990 and is a member of the Audit; the Compensation and Incentive; the Finance; and the Nominating Committees of the Board of Directors.

    M. KATHRYN EICKHOFF, AGE 55, PRESIDENT, EICKHOFF ECONOMICS INCORPORATED, ECONOMIC CONSULTANTS. Ms. Eickhoff is the former associate director for Economic Policy, United States Office of Management and Budget. She serves as a director of AT&T, National Westminster Bancorp. Inc. and Tenneco Inc. Ms. Eickhoff is a member of several business organizations including The Conference of Business Economists, The Economic Club of New York and the National Association of Business Economists. She served as a Director of The Upjohn Company from 1982 to 1985 and returned as a Director in 1987. She is a member of the Audit; the Executive; the Finance; and the Nominating Committees of the Board of Directors.

    ANTONIO M. GOTTO, JR., M.D., AGE 59, CHAIRMAN OF THE DEPARTMENT OF MEDICINE AT BAYLOR COLLEGE OF MEDICINE. Dr. Gotto was appointed to the Board of Directors of The Upjohn Company in November 1994. He is Distinguished Service Professor and Chairman of the Department of Internal Medicine at Baylor College of Medicine. He holds the J.S. Abercrombie Chair of Atherosclerosis Research and the Bob and Vivian Smith Chair in Internal Medicine. He is Chief of the Internal Medicine Service at The Methodist Hospital and Ben Taub County Hospital in Houston, Texas. He is a director of the Medtronic Corporation. He is a former member of: the National Academy of Sciences - Institute of Medicine; the National Heart, Lung, and Blood Advisory Council for the National Institutes of Health; and the National Diabetes Advisory Board. He has served as National President of the American Heart Association. He is currently President of the International

Atherosclerosis Society, Co-Chairman of the U.S.-Russian and U.S.-Italian Cardiovascular Workgroups and Secretary of the Texas and district Rhodes Scholar Selection Committee. He has received many awards, honorary degrees and recognition by foreign governments. He is a member of the Audit and the Social Responsibility Committees of the Board of Directors.

    DARYL F. GRISHAM, AGE 68, PRESIDENT AND CHIEF EXECUTIVE OFFICER, PARKER HOUSE SAUSAGE COMPANY. Mr. Grisham joined Parker House Sausage Company in 1954. He has been a director of that company since 1961 and was promoted to his current position in 1969. Mr. Grisham is a former director for G. D. Searle and Company and Illinois Bell Telephone Co. He serves as a director of Harris Bankcorp, Inc.; Lincoln Park Zoological Society and the Rehabilitation Institute of Chicago. He also serves as a trustee for the Chicago Museum of Science & Industry and Northwestern University. He has served as a Director of The Upjohn Company since 1989 and is a member of the Compensation and Incentive; the Executive; the Nominating; and the Social Responsibility Committees of the Board of Directors.

    LAWRENCE C. HOFF, AGE 66, FORMER PRESIDENT AND CHIEF OPERATING OFFICER OF THE COMPANY. Mr. Hoff has long been active in major industry and educational associations including having served as director, American Diabetes Association, Inc.; trustee, Borgess Medical Center; director, Council on Family Health; chairman, Pharmaceutical Research and Manufacturers of America; member, U.S. Chamber of Commerce, International Policy Committee. He holds an honorary Doctor of Science in Pharmacy degree from Massachusetts College of Pharmacy and Allied Health Sciences, and is currently a director of Alpha Beta Technology, Inc.; Curative Technologies, Inc.; and MedImmune, Inc. He has served as a Director of The Upjohn Company since 1973 and is a member of the Audit and the Social Responsibility Committees of the Board of Directors.

    GERALDINE A. KENNEY-WALLACE, AGE 51, PRESIDENT AND VICE-CHANCELLOR OF MCMASTER UNIVERSITY, HAMILTON, ONTARIO, CANADA. Dr. Kenney-Wallace is a member of the board of directors of the Bank of Montreal, Dofasco Inc., DMR Inc., General Motors (Canada) and Northern Telecom Ltd. She serves on the advisory board of the Canadian Foundation for AIDS Research, the Manning Foundation, the Canada-Japan Forum, the Canadian National Roundtable on the Environment and the Economy and the Singapore National Science and Technology Boards. During her scientific career in lasers, ultra-fast phenomena and opto-electronics, Dr. Kenney-Wallace has received numerous honors and scientific awards. She has served as a Director of The Upjohn Company since 1993 and is a member of the Audit; the Finance; and the Social Responsibility Committees of the Board of Directors.

    WILLIAM E. LAMOTHE, AGE 68, FORMER CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF KELLOGG COMPANY, A FOOD COMPANY. Mr. LaMothe is a former director of the Food and Drug Law Institute, Kimberly Clark Corporation, Unisys Corporation and the Western Michigan University Foundation. He is currently a director of Allstate Insurance Companies, Kellogg Company and Sears Roebuck and Company; and he is a member of the board and a trustee for the W. K. Kellogg Foundation Trust. Mr. LaMothe serves on the board of governors of the Battle Creek Community United Arts Council and The Battle Creek Community Foundation. He has served as a Director of The Upjohn Company since 1986 and is a member of the Audit; the Compensation and Incentive; the Executive; and the Nominating Committees of the Board of Directors.

    JERRY R. MITCHELL, M.D., AGE 53, VICE CHAIRMAN OF THE BOARD AND PRESIDENT, UPJOHN LABORATORIES. Previously, Dr. Mitchell had been Executive Vice President and President, Upjohn

Laboratories (1991-92); and Senior Vice President and President, Upjohn Laboratories (1990). Prior to joining The Upjohn Company, Dr. Mitchell was a professor of internal medicine and the director of the Center for Experimental Therapeutics, Baylor College of Medicine and Affiliated Hospitals. During his distinguished career, Dr. Mitchell has served on many national advisory boards and committees and has received numerous honors and scientific awards. He has published two books and has written hundreds of manuscripts and abstracts. Dr. Mitchell has been a Director of The Upjohn Company since 1991.

    WILLIAM D. MULHOLLAND, AGE 68, FORMER CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF THE BANK OF MONTREAL. Mr. Mulholland is currently a director of the Bank of Montreal; and Canadian Pacific Ltd. He is a trustee of Queen's University and a member of the Advisory Committee on Canadian Studies at the School of Advanced International Studies, Johns Hopkins University. Mr. Mulholland has received honorary Doctor of Laws degrees from Memorial University and Queen's University. He has served as a Director of The Upjohn Company since 1977 and is a member of the Compensation and Incentive; the Executive; the Finance; and the Nominating Committees of the Board of Directors.

    WILLIAM U. PARFET, AGE 48, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF RICHARD-ALLAN MEDICAL INDUSTRIES, INC., A MANUFACTURER OF SURGICAL EQUIPMENT AND MEDICAL SUPPLIES. Prior to joining Richard-Allan in October 1993, Mr. Parfet had been Vice Chairman of the Board of the Company, and was President (1991-93) and Executive Vice President (1989-91) before that. Mr. Parfet serves on various boards of directors, including Bissell, Inc., CMS Energy Corporation, the Financial Accounting Foundation, Flint Ink Corporation, Old Kent Financial Corporation, Stryker Corporation and Universal Foods, Inc. He has served as a Director of The Upjohn Company since 1985 and is a member of the Finance and the Social Responsibility Committees of the Board of Directors.

    LEY S. SMITH, AGE 60, PRESIDENT AND CHIEF OPERATING OFFICER OF THE COMPANY. Mr. Smith was elected President, Chief Operating Officer and Acting Chief Executive Officer in 1993; he became Vice Chairman of the Board in 1991; and was elected Executive Vice President in January 1989. He is currently a member of the Borgess Medical Center Board of Trustees and board member for the Biopure Corporation. Mr. Smith is active in a wide variety of business, community, and medical- and pharmaceutical-related activities, including the Pharmaceutical Research and Manufacturers of America; the Virginia Neurological Institute; the Health, Welfare and Retirement Income Task Force of the Business Roundtable; and the Greater Kalamazoo United Way. He has served as a Director of The Upjohn Company since 1989.

    JOHN L. ZABRISKIE, AGE 55, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF THE COMPANY. Prior to joining the Company in 1994, Dr. Zabriskie had spent his entire career with Merck & Co., Inc. During his last five years with Merck, he held several officer positions in sales, marketing, public affairs and manufacturing, serving most recently as executive vice president of Merck & Co., Inc., and president, Merck Manufacturing Division. He is active in the debate over U. S. health care reform as a member of the Healthcare Leadership Council and past member of the Jackson Hole Group for Healthcare Reform. He is also active in the Pharmaceutical Research and Manufacturers of America. Dr. Zabriskie has served on the boards of Penjerdel Corporation; Pennsylvania Biotechnology Association; the National Pharmaceutical Council, Inc.; Morristown Memorial Hospital and Wells College. He is currently a director of First of America Bank Corporation, Kellogg Company and Southwest Michigan Healthcare Coalition. He began serving as a Director of The Upjohn Company in January 1994 and is a member of the Executive and the Finance Committees of the Board of Directors.

    In addition to J. L. Zabriskie, L. S. Smith and J. R. Mitchell, M.D., the executive officers of the Company, who are elected annually for a one-year term, are as follows:


                                   First
                                   Year of
                                   Current                   Offices Held During the
           Officers           Age  Office                        Past Five Years
           --------           ---  -------                  -------------------------

K. M. Cyrus . . . . . . . . .  56   1994  Executive Vice President, Secretary and General Counsel.  Formerly Senior Vice President,
                                          Secretary and General Counsel; and prior thereto Vice President, Secretary and General
                                          Counsel.

D. R. Parfet  . . . . . . . .  42   1991  Executive Vice President for Administration.  Formerly Senior Vice President for
                                          Administration.

R. C. Salisbury . . . . . . .  51   1994  Executive Vice President and Chief Financial Officer.  Formerly Senior Vice President for
                                          Finance and Chief Financial Officer, and prior thereto Vice President for Finance and
                                          Chief Financial Officer.


ITEM 11.     EXECUTIVE COMPENSATION

BOARD OF DIRECTORS COMPENSATION

    Compensation for non-employee members of the Board of Directors consists of an annual retainer fee of $25,000 plus a $1,000 fee for each Board meeting attended; a $1,000 fee for attending the first committee meeting held on any day and a $750 fee for attending subsequent committee meetings held on the same day. In addition, the chairperson for each committee receives a quarterly retainer fee of $1,000. Employee directors do not receive compensation for serving on the Board or on the Board's committees. The Company maintains a retirement plan for outside directors which provides that a director will receive retirement benefits for a period of time equal to the length of his non- employee Board service in an amount equal to 50% of his last annual retainer after 5 years of non-employee service plus 5% for each additional year of non-employee Board service up to a total of 100% of his last annual retainer. The Company also maintains a deferred compensation plan for outside directors, which enables a director to defer payment of his fees in cash or stock until he leaves the Board.

REPORT OF THE COMPENSATION AND INCENTIVE COMMITTEE

    The Compensation and Incentive Committee, consisting of five independent directors, none of whom has ever served as an officer or employee of the Company or has any known conflicts, is responsible for the establishment and oversight of executive compensation policies and practices.

COMPENSATION POLICIES

    In general, the Company seeks to encourage and reward executive efforts which create shareholder value through achievement of corporate objectives, business strategies and performance goals, by blending annual and long-term cash and equity compensation and, in so doing, to align the interests of executives with those of shareholders. More specifically, the Committee's compensation policies can be summarized as:

  (a) total executive compensation should be targeted at or near the mean competitive level of comparable companies (the companies included in the Combined Standard & Poor's Drug Group Index listed under the caption Comparison of Cumulative Total Shareholder Return) for competitive performance, and, similarly, superior performance should be recognized;
  (b) incentive-based (at-risk) compensation should range from 30% to 50% of total compensation, with the higher-ranking executives having a greater proportion of incentive-based compensation;
  (c) with respect to incentive-based (at-risk) compensation, at least 50% should be based upon external standards of competitive performance rather than internally established goals; and
  (d) equity-based compensation (stock options, restricted stock, performance shares and deferred incentive compensation) should be used to further link executive performance to shareholder interests, promote and encourage stock ownership in the Company and provide an incentive to create long-term shareholder value.

  It is the Committee's belief that a compensation program designed around these policies will enhance relative to the group of comparable companies the returns to the Company's shareholders over time. Each component of compensation (base salary, annual incentive bonus, and long-term equity-based compensation) is outlined below.

BASE SALARIES

  Executive salaries are based on several factors: competitive labor market position determined from market surveys, level of job responsibility, and individual performance. Our objective is to ensure our base salary component is competitive (at a level near the mean/median of comparable companies) and allows for attracting and retaining key talent. Officer performance ratings and salary increases are reviewed by the Committee annually.

INCENTIVE-BASED COMPENSATION

  Payments under the Company's Incentive Compensation Plan are the "at-risk" or variable component of annual executive compensation, ranging from 30% to 50% of total compensation, with senior executives having the highest proportion of incentive-based compensation.

  In 1994, 50% of targeted incentive compensation was based upon the extent to which actual corporate earnings before tax ("EBT") met the targeted corporate EBT levels, and the remaining 50% was determined by the Total Market Return of the Company's Common Stock relative to the average Total Market Return of comparable companies which is measured over a 2-year period. Based on these measurements, executive officers received 101.6% of their 1994 incentive compensation target awards, reflecting 100.7% achievement of the EBT measure and 102.4% achievement of the Total Market Return measure.

  In 1995, 50% of targeted incentive compensation will continue to be dependent upon external standards of competitive performance. However, in addition to the use of Total Market Return, the relative growth in Earnings Before Taxes was added as an external measurement, each factor weighted equally and measured against the group of comparable companies. The remaining 50% of targeted incentive compensation will be determined by the extent that internal performance measurements established for the Company's core processes (R&D, Sales & Marketing and Supply) meet their defined 1995 objectives.

LONG-TERM EQUITY-BASED COMPENSATION

  The Company's principal equity-based compensation includes voluntary and mandatory deferred incentive compensation, stock options, performance shares and restricted stock. In addition, executive officers, like all employees, are eligible for employer matching contributions paid in stock under the Company's Employee Savings Plan.

  Under the terms of the Incentive Compensation Plan, 20% of the incentive compensation earned each year must be deferred in shares of Company stock to be generally paid following the executive's retirement. Premature termination of employment results in forfeiture of the deferred amounts. In addition, the remainder of an executive's incentive compensation may be voluntarily deferred in shares of Company stock.

  The Committee grants annual ten-year stock options, having a value based on the level of stock price appreciation over the market price on the date of grant. The Committee considers the level of stock options granted by the group of comparable companies and the number of Upjohn stock options previously granted in reaching its decision to make additional grants of stock options, but does not have a specific weighting formula for each factor. The Committee also makes periodic grants of performance stock options that become exercisable if the Company's stock price appreciates by certain thresholds over the market price on the date of the grant.

  Performance Shares (which represent a contingent right to receive shares of the Company's Common Stock if specific long-term performance objectives are achieved) were first granted in 1994 (with the first payout scheduled for 1996) as a tool to increase executive equity compensation and to enhance the
executive's focus on the long-term performance of the Company.   Performance
Shares will be earned based upon the Company's relative achievement of Total Market Return, Return on Net Assets and Net Earnings Growth, as compared to the group of comparable companies.

  Restricted stock, which cannot be sold or transferred until earned in future years and will generally be forfeited if the executive terminates employment before the shares are earned, is issued on a periodic basis according to the Committee's assessment of appropriate recognition and retention factors.

POLICY ON DEDUCTIBILITY OF COMPENSATION

  Section 162(m) of the Internal Revenue Code limits to $1 million the corporate tax deduction for compensation paid to any of the executive officers listed in the Summary Compensation Table under the caption Executive Compensation unless certain requirements are met. This provision requires adherence to non-discretionary, pre-established performance goals. The Committee believes that the stock options granted to these executive officers meet the requirements for fully deductible compensation. However, the Committee believes that it is in the best interests of shareholders and management to retain some level of discretion in determining awards under the Incentive Compensation Plan and the Performance Share Plan. The Committee believes that the benefit derived from the tax deduction is not in proportion to the Committee's responsible stewardship of the Company's incentive and performance-based compensation plans. As in the past, the Committee believes that it is important to be able to review any extraordinary or non-recurring events affecting the Company's results of operations before determining final incentive payouts in order to ensure that the efforts of the incentive group are compensated fairly and appropriately. The result of this decision is the inability of the Company to deduct executive compensation (except for stock options) in excess of $1 million. Currently, only J. L. Zabriskie, the Company's Chief Executive Officer, has compensation in excess of $1 million that will not be fully deductible.

CHANGE-IN-CONTROL COMPENSATION

  The Committee considers the ability to recruit and maintain an outstanding management team essential to protecting and enhancing the best interests of the Company and the shareholders. In this connection, and to assure the continued services and dedication of executive officers in the event of any threatened or actual change-in-control of the Company, the Committee modified the Company's existing change-in-control provisions to be competitive with other companies. The Company has entered into a new severance agreement with each executive officer providing for the payment of severance benefits sufficient to provide a cash benefit equal to 2.5 times the officer's annualized salary and incentive compensation (whether or not deferred) plus the amount of any excise taxes payable by the officer on such amount in the event his/her employment is terminated other than for cause, disability or retirement within two years following a change-in-control of the Company.

CHIEF EXECUTIVE OFFICER COMPENSATION

  The annual compensation initially paid to J. L. Zabriskie, who became Chief Executive Officer of the Company in 1994, was fixed by his employment agreement and was determined by the Committee to be competitive with the compensation paid to CEO's of comparable companies and necessary to attract J. L. Zabriskie to the Company. Under his employment agreement, J. L. Zabriskie's 1994 base salary was set at $800,000. He also received a bonus of $731,272 (his target award of $720,000 was applied to the Company's overall performance payout factor of 101.6%) in February 1995 for services rendered in 1994, approximately $530,000 of which will not be deductible by the Company under the new Internal Revenue Code limits. In addition, pursuant to his employment agreement, J. L. Zabriskie received 15,000 shares of restricted stock to be earned in equal amounts in January 1995 and January 1996, which amount was later reduced by the value of a performance share award received from his prior employer to 10,202 shares and which may be subject to further reduction if additional performance share awards are received from his prior employer. Under his employment agreement, J. L. Zabriskie was also granted a stock option for 250,000 shares that became exercisable on January

3, 1995; a stock option for 50,000 shares that will become exercisable after January 3, 1996 when the stock price exceeds $34.06; and a stock option for 50,000 shares that will become exercisable after January 3, 1997 when the stock price exceeds $39.06. All of the stock options have a ten-year term and an exercise price of $29.06 per share.

  Beginning with 1995 compensation, J. L. Zabriskie's salary, incentive compensation, stock options and performance share awards were determined by the Committee on the basis of the compensation policies described above. The Committee evaluates the performance of the CEO at least annually based upon both the Company's financial performance and the extent to which strategic and business plan goals are met. The Committee does not assign relative weights or rankings to each of such factors but instead makes a subjective determination based upon a consideration of all such factors.

  In reviewing the CEO's 1994 performance, the Committee noted J. L. Zabriskie's significant leadership in creating a vision for growth of the Company and redefining the Company's core processes. In addition, the Company's 1994 financial performance met internal goals and exceeded external expectations in the face of intense generic competition and changing market conditions. Under the leadership of J. L. Zabriskie, the Company's 1994 accomplishments included further concentration of R&D efforts on high potential products, restructuring U.S. pharmaceutical sales and marketing operations, implementation of a specific generic strategy to reduce the impact of key patent expirations, streamlining of certain manufacturing processes, further cost reductions throughout the Company, the sale of the agricultural seed business, acquisition of several product candidates and technology and expansion of operations in China, Eastern Europe and other promising international markets.


                      COMPENSATION AND INCENTIVE COMMITTEE

R. H. Brown   F. C. Carlucci   D. F. Grisham   W. E. LaMothe   W. D. Mulholland

                             EXECUTIVE COMPENSATION

  The following table shows the total compensation received for the last three calendar years by the Chief Executive Officer and by the next four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation                             Long-Term Compensation
                                               -------------------               ------------------------------------------------
                                                                                               Perfor-    Securities      All
                                                                                  Restricted    mance       Under-       Other
                                                                                    Stock       Share       lying       Compen-
                                                 Base         Bonus                 Awards     Awards      Options       sation
   Name and Principal Position        Year      Salary         (1)                   (2)         (3)    (# of shares)      (4)
-----------------------------------------------------------------------------------------------------------------------------------

J. L. Zabriskie,                     1994      $800,000      $731,272             $300,321     $286,250   350,000       N/A
  Chairman of the Board and
  Chief Executive Officer

L. S. Smith,                         1994      $480,000      $431,262             $      0     $152,686   32,000        $4,575
  President and Chief                1993      $415,417      $462,408             $      0          0     40,000        $5,494
  Operating Officer                  1992      $380,000      $276,115             $166,250          0     40,000        $5,726

J. R. Mitchell,                      1994      $414,830      $304,697             $      0     $152,686   32,000        $4,616
  Vice Chairman of the Board         1993      $366,875      $302,830             $      0          0     40,000        $6,368
  and President, Upjohn              1992      $335,000      $203,267             $403,750          0     30,000        $6,621
  Laboratories

R. C. Salisbury,                     1994      $300,042      $205,514             $      0     $114,500   24,000        $4,596
  Executive Vice President           1993      $275,000      $206,876             $      0          0     45,000        $6,368
  and Chief Financial                1992      $272,083      $159,638             $132,250          0     25,000        $6,621
  Officer

D. R. Parfet,                        1994      $277,084      $189,928             $      0     $114,500   24,000        $4,575
  Executive Vice President           1993      $266,000      $215,847             $      0          0     30,000        $6,368
  for Administration                 1992      $266,000      $169,130             $      0          0     30,000        $6,621

---------------

(1) Bonus represents Incentive Compensation Plan awards (20% of which is deferred and subject to forfeiture if employment is terminated other than for retirement, death or disability) and any other annual bonuses.


(2) The restricted stock included in the table represents the fair market value of the entire restricted stock award on the date of grant, including the value of any supplemental payment in cash or stock that vests ratably as the restricted stock vests. The restricted stock included in the table for J. L. Zabriskie is subject to reduction by the value of any future performance share target awards received by him from his prior employer. During 1994, 4,798 restricted shares granted to J.
      L. Zabriskie were canceled due to his receipt of performance share awards from his prior employer. The restricted stock granted to J. L. Zabriskie will remain restricted until May 1996 or such earlier time (but not before January 1996) that it is determined that no further performance shares will be received by him from his prior employer. Dividends are paid on the restricted stock at the same time and at the same rate as paid to all shareholders. As of December 31, 1994, based on the market price of the Company's Common Stock on that date of $30.9375, J. L. Zabriskie held 10,202 shares of restricted stock valued at $315,624; L.
      S. Smith held 2,000 shares of restricted stock valued at $61,875 which will be earned in 1995; J. R. Mitchell held 6,800 shares of restricted stock valued at $210,375, which will be earned at the rate of 18% in 1995 and 1996, 24% in 1997 and 40% in 1998; and R. C. Salisbury held 1,600 shares of restricted stock valued at $49,500 which will be earned in 1995.

(3) The Performance Shares included in the table represent the fair market value of the number of shares of the Company's Common Stock on the date of grant that will be earned by the recipient over two-year and three-year performance cycles. Dividend equivalents are credited on the Performance Shares at the same time and at the same rate as regular dividends are paid to shareholders. As of December 31, 1994, based on the market price of the Company's Common Stock on that date of $30.9375,
      J. L. Zabriskie held 10,000 performance shares valued at $309,375; L. S. Smith held 5,334 performance shares valued at $165,020; J. R. Mitchell held 5,334 performance shares valued at $165,020; R. C. Salisbury held 4,000 performance shares valued at $123,750; and D. R. Parfet held 4,000 performance shares valued at $123,750.


(4) All other compensation represents the Company match under The Upjohn Employee Savings Plan.


                              STOCK OPTION GRANTS

  The following table shows the number and percentage of stock options granted to the named executive officers during 1994, the exercise price and expiration date of the options and the potential realizable value of each grant assuming that the market price of the stock appreciates in value from the date of grant to the expiration date at assumed annualized 5% and 10% rates. The Company is unable to predict or estimate the Company's actual future stock price or place a reasonably accurate present value on the options granted.


              ORIGINAL STOCK OPTION GRANTS IN LAST FISCAL YEAR (1)


                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                    AT ASSUMED ANNUAL RATES
                                                                                  OF STOCK PRICE APPRECIATION
                                  INDIVIDUAL GRANTS                                     FOR OPTION TERM
--------------------------------------------------------------------------------    --------------------------
                          Number of
                          Securities   % of Total
                            Under-      Options
                            lying      Granted to     Exercise or
                           Options    Employees in    Base Price    Expiration
            Name           Granted    Fiscal Year       ($/Sh)         Date            5%($)       10%($)
            ----           -------    -----------       ------         ----            -----       ------

J. L. Zabriskie . . . .   350,000         18.2%          29.0625      1/3/04         6,397,000   16,211,300
L. S. Smith . . . . . .    32,000         1.66%           28.625     2/15/04           576,100    1,459,900
J. R. Mitchell  . . . .    32,000         1.66%           28.625     2/15/04           576,100    1,459,900
D. R. Parfet  . . . . .    24,000         1.24%           28.625     2/15/04           432,100    1,094,900
R. C. Salisbury(2)  . .    24,000         1.24%           28.625     2/15/04           432,100    1,094,900

---------------

(1) Options can be exercised in full after one year of employment from the date of grant with payment in either cash or shares of the Company's Common Stock. Upon a stock-for-stock exercise, the optionee will receive a new, non-qualified reloaded stock option at the then current market price for the number of shares tendered to exercise the option. The reloaded stock option will have an exercise term equal to the remaining term of the exercised option. Options may only be exercised during employment or within three months after employment ceases, except that following retirement at or after age 65 or other approved termination of employment, stock options may be exercised for periods up to five years (but not beyond the original expiration date of the option).

(2) In addition to the original stock option grant shown above, R. C. Salisbury received a "reloaded" stock option in 1994 at the then current market price of $35.31 for the 7,544 shares tendered by him in a stock-for-stock option exercise during the year. The "reloaded" stock option for 7,544 shares will have an expiration date of February 16, 2003 and a potential realizable value of $146,852 assuming that the market price of the stock appreciates in value from the date of receipt to the expiration date at an assumed annualized 5% rate and $361,697 at an assumed annualized 10% rate.

                             STOCK OPTION EXERCISES

  The following table shows the number of stock options exercised and the value realized by the named executive officers during 1994 and the number of unexercised stock options remaining at year end and the potential value thereof based on the year-end market price of the Company's Common Stock of $30.9375:

             AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                           Number of
                                                                           Securities           Value of
                                                                           Underlying         Unexercised
                                                                          Unexercised         In-the-Money
                                                                           Options at          Options at
                                                                           FY-End (#)          FY-End ($)
                                       Shares
                                     Acquired on         Value            Exercisable/        Exercisable/
               Name                  Exercise (#)     Realized ($)       Unexercisable       Unexercisable
               ----                  ------------     ------------       -------------       -------------

J. L. Zabriskie . . . . . . . . . .          0                 0              0/350,000    $      0/656,250
L. S. Smith . . . . . . . . . . . .          0                 0         185,250/32,000    $ 110,656/74,000
J. R. Mitchell  . . . . . . . . . .          0                 0         116,000/32,000    $ 111,562/74,000
D. R. Parfet  . . . . . . . . . . .      1,950           $37,376         136,350/24,000    $  96,150/55,500
R. C. Salisbury . . . . . . . . . .     10,401           $89,169         100,953/31,544    $  69,086/55,500



                            PERFORMANCE SHARE AWARDS

   The following table shows the number of Performance Shares granted to the named executive officers during 1994, the performance period over which the Performance Shares will be earned and minimum, target and maximum payouts of the Performance Share grants. Performance Shares represent a contingent right to receive shares of the Company's Common Stock if specific long-term performance objectives are achieved. Performance Shares will be earned based upon the Company's relative achievement of Total Market Return, Return on Net Assets and Net Earnings Growth, as compared to the group of comparable companies. If minimum objectives are not met, there will be no distributions.

    LONG-TERM INCENTIVE PLAN - PERFORMANCE SHARE AWARDS IN LAST FISCAL YEAR

                                                                           Estimated Future Payouts
                                                                  -------------------------------------
                              Number of
                             Performance     Performance           Threshold      Target        Maximum
           Name                Shares           Period              (#)(1)        (#)(2)        (#)(3)
           ----              ----------       ----------          ----------     --------      ---------

J. L. Zabriskie . . . . . .     5,000       1994 and 1995            683.5        5,000          10,000
                                5,000         1994-1996             1000.0        5,000          10,000
L. S. Smith . . . . . . . .     2,667       1994 and 1995            364.5        2,667           5,334
                                2,667         1994-1996              533.4        2,667           5,334
J. R. Mitchell  . . . . . .     2,667       1994 and 1995            364.5        2,667           5,334
                                2,667         1994-1996              533.4        2,667           5,334
D. R. Parfet  . . . . . . .     2,000       1994 and 1995            273.4        2,000           4,000
                                2,000         1994-1996              400.0        2,000           4,000
R. C. Salisbury . . . . . .     2,000       1994 and 1995            273.4        2,000           4,000
                                2,000         1994-1996              400.0        2,000           4,000

---------------

(1) Threshold represents the minimum amount payable if any payout is achieved.

(2) Target represents the amount payable if the specified performance criteria are exactly achieved.

(3) Maximum represents the maximum amount payable under the terms of the Performance Share Plan.

               COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN

   The following graphs compare the yearly change over the last five years and, for a longer-term perspective, over the last ten years, in the Company's cumulative total shareholder return (stock price appreciation plus the cumulative value of reinvested dividends) compared to the Standard & Poor's 500 Stock Index and a Combined Standard & Poor's Drug Group Index consisting of Abbott Laboratories; American Home Products Corporation; Bristol-Myers Squibb Company; Johnson & Johnson; Eli Lilly and Company; Merck & Co., Inc.; Pfizer Inc.; Schering-Plough Corporation; The Upjohn Company and Warner Lambert Company. Under this peer group index, the returns of each component company are weighted according to their respective stock market capitalization as of the beginning of each period for which a return is indicated. For 1994, total shareholder return performance by The Upjohn Company was 111.4% as compared to 113.4% for the Peer Group Index. The graphs assume $100 was invested on December 31, 1989 (for five-year graph) and December 31, 1984 (for ten-year graph) and that all dividends were reinvested. The stock performance as shown on the Performance Graph should not be interpreted as a prediction of future stock performance.

                             5 YEAR TOTAL RETURN



   MEASUREMENT PERIOD           UPJOHN
  (FISCAL YEAR COVERED)         COMPANY         S&P 500 INDEX        PEER GROUP
1989                            100             100                  100
1990                            101.35           96.89               117.70
1991                            112.51          126.42               184.01
1992                             93.08          136.05               154.69
1993                             86.84          149.76               145.19
1994                             96.73          151.74               164.69

                             10 YEAR TOTAL RETURN

   MEASUREMENT PERIOD           UPJOHN
  (FISCAL YEAR COVERED)         COMPANY         S&P 500 INDEX        PEER GROUP
1984                            100             100                  100
1985                            195.94          131.64               147.05
1986                            278.72          156.08               202.72
1987                            272.76          164.04               219.75
1988                            267.79          191.28               250.90
1989                            369.03          251.89               353.20
1990                            374.02          244.07               415.73
1991                            415.20          318.43               649.94
1992                            343.51          342.69               546.36
1993                            320.48          377.23               512.81
1994                            356.96          382.21               581.70

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

                              PENSION PLAN TABLE
                                                             YEARS OF SERVICE*
                                ------------------------------------------------------------------------------
REMUNERATION                    15 YEARS     20 YEARS     25 YEARS       30 YEARS      35 YEARS      40 YEARS*
------------                    --------     --------     --------       --------      --------      ---------

   $  500,000   . . . . . . . . $147,000     $196,000      $245,000     $  295,000   $  307,000     $  320,000
   $  700,000   . . . . . . . . $207,000     $276,000      $345,000     $  415,000   $  432,000     $  450,000
   $  900,000   . . . . . . . . $267,000     $356,000      $445,000     $  535,000   $  557,000     $  580,000
   $1,100,000   . . . . . . . . $327,000     $436,000      $545,000     $  655,000   $  682,000     $  710,000
   $1,300,000   . . . . . . . . $387,000     $517,000      $646,000     $  775,000   $  805,000     $  840,000
   $1,500,000   . . . . . . . . $447,000     $573,000      $716,000     $  859,000   $  931,000     $  969,000
   $1,700,000   . . . . . . . . $507,000     $679,000      $849,125     $1,019,000   $1,057,000     $1,104,000
-------------------

* Service in excess of 40 years is not counted under the Company's pension plan.

  The compensation included as remuneration are the amounts listed under "Annual Compensation" in the Summary Compensation Table shown above. The current number of years of service credited for the following individuals at December 31, 1994, were: J. L. Zabriskie, 29 years; L. S. Smith, 36 years;
J. R. Mitchell, 9 years; D. R. Parfet, 17 years; and R. C. Salisbury, 20 years. As noted below, J. L. Zabriskie's retirement benefit under the Company's plans will be reduced by the value of his pension from former employment.

                             EMPLOYMENT AGREEMENTS

  Under an agreement made with J. L. Zabriskie when he joined the Company, he will receive a retirement benefit under the Company's pension plans as if he had been employed by Upjohn for 28 years plus his actual years of service with the Company less the value of his pension from former employment.

  Under an agreement made with J. R. Mitchell when he joined the Company, he will receive a retirement benefit equal to that which he would receive if he were granted 1.67 years of service for each actual year of service under the Company's pension plans, reduced by the value of the pension to be received by him from his former employment.

          TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE-IN-CONTROL

  The Company has a separation payment plan for eligible individual employee non-performance terminations, including executive officers, ranging from one weeks' base pay for employees with three months' service to 31 weeks' base pay for 30 or more years of service.

  The Company has entered into a severance agreement with each executive officer providing for the payment of severance benefits sufficient to provide a cash benefit equal to 2.5 times the officer's annualized salary and incentive compensation (whether or not deferred) plus the value of any excise taxes payable by the officer on such amount in the event his or her employment is terminated other than for cause, disability or retirement within two years following a change-in-control of the Company.

A change-in-control is defined generally as the acquisition of 33% or more of the Company's Common Stock or a majority change in the incumbent Board of Directors.

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


  Pursuant to a Schedule 13G filed with the Securities and Exchange Commission by State Street Bank and Trust Company, 225 Franklin Street, Boston, Massachusetts 02110, as Trustee of The Upjohn Employee Savings Plan, the Bank indicated beneficial ownership equivalent to 7.4% of the Company's outstanding Common Stock as of December 31, 1994.


  Pursuant to a Schedule 13G filed with the Securities and Exchange Commission by The Capital Group Companies, Inc., 333 South Hope Street, Los Angeles, California 90071, Capital Research and Management Company, a registered investment adviser and an operating subsidiary of The Capital Group Companies, Inc., exercised, as of December 31, 1994, investment discretion, but not voting power, with respect to 11,435,000 shares, or 6.6% of outstanding shares, of the Company's Common Stock, which were owned by various institutional investors.


  Set forth in the following table are the beneficial holdings as of the close of business on January 31, 1995 of individual directors and nominees, the five most highly compensated executive officers for 1994 and all directors and executive officers as a group.

                                                        SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)
                                         -----------------------------------------------------------------------
                                                                   SHARED
                                         SOLE VOTING               VOTING                    OPTIONS
                                           AND/OR                  AND/OR                  EXERCISABLE
                                         DISPOSITIVE             DISPOSITIVE                WITHIN 60      % OF
                                            POWER                   POWER                     DAYS         CLASS
                                         ------------------------------------------------------------------------

Richard H. Brown(2)                            2,238(3)                  --                      --         *
Frank C. Carlucci                              8,203(3)                  --                      --         *
M. Kathryn Eickhoff                            1,500                     --                      --         *
Antonio M. Gotto                                 810(3)                  --                      --         *
Daryl F. Grisham                               9,216(3)                  --                      --         *
Lawrence C. Hoff(2)                           38,417                     --                      --         *
Geraldine A. Kenney-Wallace                    1,384(3)                  --                      --         *
William E. LaMothe(2)                         12,544(3)                  --                      --         *
Jerry R. Mitchell                              8,830(4)                  --                  148,000        *
William D. Mulholland                          3,007                     --                      --         *
Donald R. Parfet(2)                          545,610(4)            1,390,166(5)(6)           160,350      1.1
William U. Parfet                            501,864(4)            1,308,500(6)              151,176      1.0
Robert C. Salisbury                           17,503(4)                  --                  132,497        *
Ley S. Smith(2)                               12,927(4)                  --                  217,250        *
John L. Zabriskie(2)                          36,109                     --                  250,000        *
Directors and Executive Officers
  as a Group (16 persons)(2)               1,221,436(3)(4)         2,414,666(5)(6)         1,180,508      2.7

----------------

* Less Than 1%

(1) Excludes the following share units which were awarded under the Company's Incentive Compensation Plans but payment of which is deferred: L. C. Hoff, 5,220; J. R. Mitchell, 4,102; D. R. Parfet, 3,391; W. U. Parfet, 648;
     R. C. Salisbury, 7,511; L. S. Smith, 6,009; and directors and executive officers as a group, 42,234.


(2) Excludes 350 shares held by the spouse of R. H. Brown; 10,000 shares held by the spouse of L. C. Hoff; 770 shares held by the spouse of W. E. LaMothe; 13,219 shares held by the spouse of D. R. Parfet; 2,200 shares held by the spouse of L. S. Smith; 100 shares held by the spouse of J. L. Zabriskie; and 26,639 shares held by the spouses of directors and executive officers as a group.


(3) Includes the following number of shares representing deferred directors' fees payable in stock which are held in trust with respect to which the individual has sole voting power: R. H. Brown, 1,919; F. C. Carlucci, 7,703; A. M. Gotto, 810; D. F. Grisham, 9,116; G. A. Kenney-Wallace, 1,134; and W. E. LaMothe, 10,344.


(4) Includes the following number of shares or share equivalents credited under The Upjohn Employee Savings Plan with respect to which the individual has sole voting power: J. R. Mitchell, 830; D. R. Parfet, 2,740; W. U. Parfet, 4,288; R. C. Salisbury, 4,198; L. S. Smith, 1,727;
     and directors and executive officers as a group, 19,179.


(5) Includes shares over which D. R. Parfet has sole or shared voting or dispositive power as a member of the Board of Trustees of The W. E.
     Upjohn Unemployment Trustee Corporation, a non-profit corporation which supports research on economic and social problems related to unemployment.


(6) Includes shares held in trust over which voting and/or dispositive power is shared in his capacity as trustee under various trusts.




ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

D. R. Parfet, Executive Vice President for Administration, and W. U. Parfet, Director, are brothers.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)1.    FINANCIAL STATEMENTS

             The following are included in the 1994 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8:

             Report of Independent Accountants.

             Consolidated Statements of Earnings--Years ended December 31, 1994, 1993 and 1992.

             Consolidated Balance Sheets--December 31, 1994 and 1993.

             Consolidated Statements of Shareholders' Equity--Years ended December 31, 1994, 1993 and 1992.

             Consolidated Statements of Cash Flows--Years ended December 31, 1994, 1993 and 1992.

             Note U. Segment Operations--Years ended December 31, 1994, 1993 and 1992.

             Notes to Consolidated Financial Statements.


    (A)2.    FINANCIAL STATEMENT SCHEDULES

    NOTES:

    (1) Schedules are omitted because they are either not required, are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

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

              (3)(ii)      By-laws of the Registrant, as amended December 20,
                           1994.

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

              (10)(d) The Upjohn Management Incentive Program of 1992, consisting of Incentive Compensation Plan, Stock Option Plan and Performance Share Plan.

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

              (10)(g) Form of Severance Agreement Entered into with each Officer of The Upjohn Company.

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

              (10)(k) Form of Restricted Stock Agreement with L.S. Smith (incorporated by reference to Exhibit (10)(t) to the Registrant's Form 10-K for the year ending December 31, 1992).

              (10)(l) Form of Restricted Stock Agreement with K.M. Cyrus and R.C. Salisbury (incorporated by reference to Exhibit (10)(w) to the Registrant's Form 10-K for the year ending December 31, 1992).

              (10)(m) Agreement with W. U. Parfet (incorporated by reference to Exhibit (10)(o) to the Registrant's Form 10-K for the year ending December 31, 1993).

              (10)(n) Employment Agreement with J. L. Zabriskie dated March 14, 1994 (incorporated by reference to Exhibit
                           (10)(q) to the Registrant's Form 10-K for the year ending December 31, 1993) as amended September 26, 1994.

              (11)(a)      Computation of Earnings Per Share - Primary.

              (11)(b)      Computation of Earnings Per Share - Fully Diluted.

              (12)         Computation of Ratio of Earnings to Fixed Charges.

              (13) Portions of The Upjohn Company's 1993 Annual Report to Shareholders.

              (21)         Subsidiaries of the Registrant.

              (23)         Consent of Independent Accountants.


   (B)        REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

                                              SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Dated:  March 21, 1995
                                                  THE UPJOHN COMPANY
                                                     (Registrant)


                                            By:      J. L. ZABRISKIE
                                               --------------------------
                                                     J. L. Zabriskie
                                                Chairman of the Board and
                                                 Chief Executive Officer



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                                 TITLE                                  DATE
              ---------                                 -----                                  ----
            J. L. ZABRISKIE
----------------------------------------     Chairman of the Board and
            J. L. Zabriskie                  Chief Executive Officer



              L. S. SMITH
----------------------------------------     President, Chief Operating
              L. S. Smith                    Officer and Director



            R. C. SALISBURY                                                                March 21, 1995
----------------------------------------     Executive Vice President
            R. C. Salisbury                  and Chief Financial
                                             Officer; also Principal
                                             Accounting Officer

              R. H. BROWN                    Director
----------------------------------------
              R. H. Brown



            F. C. CARLUCCI                   Director
----------------------------------------
            F. C. Carlucci


              SIGNATURE                                         TITLE                          DATE
              ---------                                         -----                          ----
            M. K. EICKHOFF                   Director
----------------------------------------
            M. K. Eickhoff



           A. M. GOTTO, JR.                  Director
----------------------------------------
           A. M. Gotto, Jr.



             D. F. GRISHAM                   Director
----------------------------------------
             D. F. Grisham



              L. C. HOFF                     Director
----------------------------------------
              L. C. Hoff



         G. A. KENNEY-WALLACE                Director
----------------------------------------
         G. A. Kenney-Wallace                                                               March 21, 1995



             W. E. LaMOTHE                   Director
----------------------------------------
             W. E. LaMothe



            J. R. MITCHELL                   Director
----------------------------------------
            J. R. Mitchell



           W. D. MULHOLLAND                  Director
----------------------------------------
           W. D. Mulholland



                                             Director
----------------------------------------
             W. U. Parfet

                                EXHIBIT INDEX


Exhibit
  No.                      Description                                    Page
-------                    -----------                                    ----
 3(ii)     By-Laws of the Regisrant

10(d)      The Upjohn Management Incentive Program

10(g)      Severance Agreement

10(n)      Employment Agreement with J.L. Zabriskie

11(a)      Computation of Earnings Per Share--Primary

11(b)      Computation of Earnings Per Share--Fully Diluted

12         Computation of Ratio of Earnings to Fixed Charges

13         Portions of the Upjohn Company's 1993 Annual Report
             to Shareholders

21         Subsidiaries of the Registrant

23         Consent of Independent Accountants

27         Financial Data Schedule