Form 10-Q
period 1995-03-30
UPJOHN CO
filed 1995-05-15
CIK 102237

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1995

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


The number of shares of Common Stock, $1 Par Value, outstanding as of May 8, 1995 was 172,770,710.

                          Page 1 of 20 pages
             The exhibit index is set forth on page 16.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  THE UPJOHN COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS

                  For the Three Months Ended March 31
       (All Dollar Amounts in Thousands, Except Per-Share Data)

                                                        Unaudited
                                                  ----------------------
                                                    1995         1994
                                                  --------     --------
Net sales                                         $808,717     $800,696
Other revenue                                       58,019       10,271
                                                  --------     --------
         Operating revenue                         866,736      810,967
                                                  --------     --------
Cost of products sold                              225,286      202,768
Research and development                           144,048      154,781
Marketing and administrative                       297,777      301,453
                                                  --------     --------
         Operating income                          199,625      151,965

Interest income                                     19,805       13,258
Interest expense                                    (5,943)      (6,418)
Foreign exchange gains (losses)                        292       (1,729)
All other, net                                        (262)       2,313
                                                  --------     --------
Earnings from continuing operations before
  income taxes                                     213,517      159,389
Provision for income taxes                          61,900       35,500
                                                  --------     --------
Earnings from continuing operations                151,617      123,889
Earnings from discontinued operation (net of tax)                10,864
                                                  --------     --------
Net earnings                                       151,617      134,753

Dividends on preferred stock (net of tax)            3,068        3,037
                                                  --------     --------
Net earnings on common stock                      $148,549     $131,716
                                                  ========     ========
Earnings per common share:
  Primary - Earnings from continuing operations       $.85         $.70
         - Discontinued operation                                   .06
                                                      ----         ----
          - Net earnings                              $.85         $.76
                                                      ====         ====
  Fully   - Earnings from continuing operations       $.83         $.68
  diluted- Discontinued operation                                   .06
                                                      ----         ----
          - Net earnings                              $.83         $.74
                                                      ====         ====

                        See accompanying notes.

                  THE UPJOHN COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Three Months Ended March 31
                   (All Dollar Amounts in Thousands)


                                                        Unaudited
                                                  ----------------------
                                                    1995         1994
                                                  --------     --------
Net cash provided by operations                   $ 45,676     $200,295
                                                  --------     --------
Cash provided (required) by investment activities:
  Property, plant and equipment additions          (42,653)     (52,956)
  Proceeds from sale of property, plant and
    equipment                                          452       23,976
  Proceeds from sale of investments                 35,104       11,633
  Purchase of investments                         (103,193)     (98,355)
  Proceeds from the sale of discontinued operation                7,943
  Other                                              3,615       (5,625)
                                                  --------     --------
Net cash required by investment activities        (106,675)    (113,384)
                                                  --------     --------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                     6,940        5,183
  Repayment of debt                                 (7,729)      (4,052)
  Debt maturing in three months or less (net)         (193)       2,454
  Dividends paid to shareholders                   (65,940)     (66,038)
  Purchase of treasury stock                       (21,158)     (20,884)
  Other                                              4,267          733
                                                  --------     --------
Net cash required by financing activities          (83,813)     (82,604)
                                                  --------     --------
Effect of exchange rate changes on cash              8,770        2,045
                                                  --------     --------
Net change in cash and cash equivalents           (136,042)       6,352
Cash and cash equivalents, beginning of year       502,346      281,132
Net cash of discontinued operation                               10,618
                                                  --------     --------
Cash and cash equivalents, end of period          $366,304     $298,102
                                                  ========     ========





                        See accompanying notes.

                  THE UPJOHN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                   (All Dollar Amounts in Thousands)


                                                March 31,   December 31,
                                                  1995          1994
                                               -----------  ------------
                                               (unaudited)

                    ASSETS
Current assets:
  Cash and cash equivalents                    $  366,304   $  502,346
  Trade accounts receivable, less allowances
     of $36,989 and $36,088                       731,071      650,522
  Inventories                                     473,807      458,676
  Deferred income taxes                           155,100      151,783
  Other                                           499,431      367,111
                                               ----------   ----------
         Total current assets                   2,225,713    2,130,438
                                               ----------   ----------
Investments                                       607,097      647,092
                                               ----------   ----------
Property, plant and equipment, at cost          3,163,899    3,079,537
Less:  Allowance for depreciation              (1,330,611)  (1,280,866)
                                               ----------   ----------
         Net property, plant and equipment      1,833,288    1,798,671
                                               ----------   ----------
Other noncurrent assets                           619,789      586,260
                                               ----------   ----------
Total assets                                   $5,285,887   $5,162,461
                                               ==========   ==========




                        See accompanying notes.

                  THE UPJOHN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                   (All Dollar Amounts in Thousands)


                                                March 31,   December 31,
                                                  1995          1994
                                               ----------   ------------
                                               (unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current
    maturities of long-term debt               $   80,780   $   42,090
  Accounts payable                                137,366      179,802
  Compensation and vacation                        97,404      110,699
  Dividends payable                                64,000       64,060
  Income taxes payable                            214,108      189,015
  Other                                           532,839      533,274
                                               ----------   ----------
         Total current liabilities              1,126,497    1,118,940
                                               ----------   ----------
Long-term debt                                    515,775      520,977
                                               ----------   ----------
Guarantee of ESOP debt                            267,200      274,800
                                               ----------   ----------
Postretirement benefit cost                       371,820      369,217
                                               ----------   ----------
Other noncurrent liabilities                      401,310      396,671
                                               ----------   ----------
Deferred income taxes                             101,710       99,238
                                               ----------   ----------
Shareholders' equity:
  Preferred stock, one dollar par value;
    authorized 12,000,000 shares; issued
    Series B convertible 7,290 shares
    (1994: 7,322 shares) at stated value          293,803      295,079
  Common stock, one dollar par value; authorized
     600,000,000 shares, issued 190,589,607
     shares                                       190,590      190,590
  Capital in excess of par value                   65,809       64,636
  Retained earnings                             2,841,777    2,757,260
  Note receivable from ESOP Trust (ESOT)          (33,520)     (33,520)
  ESOP deferred compensation                     (241,836)    (243,962)
  Currency translation adjustments                 13,644      (33,057)
  Treasury stock at cost 17,655,515 shares
     (1994: 17,447,880 shares)                   (628,692)    (614,408)
                                               ----------   ----------
         Total shareholders' equity             2,501,575    2,382,618
                                               ----------   ----------
Total liabilities and shareholders' equity     $5,285,887   $5,162,461
                                               ==========   ==========


                        See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All Dollar Amounts in Thousands, Except Per-Share Data):

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial information presented herein is unaudited, other than the consolidated balance sheet at December 31, 1994, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

In December 1994, the company sold its interests in the Asgrow Seed Company. Where appropriate, these financial statements have been restated to reflect this sale as a discontinued operation.

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

C - INVENTORIES:
                                               March 31,    December 31,
                                                 1995           1994
                                               ---------    ------------
    Estimated replacement cost
      (FIFO basis):
    Pharmaceutical finished products           $216,880       $216,165
    Raw materials, supplies and work in process 399,293        382,501
                                               --------       --------
                                                616,173        598,666
    Less reduction to LIFO cost                (142,366)      (139,990)
                                               --------       --------
                                               $473,807       $458,676
                                               ========       ========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $360,032 at March 31, 1995, and $360,124 at December 31, 1994.

D - DEBT:

Long-term debt consisted of the following:
                                                    March 31,     December 31,
                                                      1995            1994
                                                    --------      ------------
   7.5% Industrial Revenue Bonds due 2023           $ 40,000       $ 40,000
   5.35-7.95% Medium-Term Notes due 1997-1999        266,000        266,000
   5.875% Notes due 2000                             200,000        200,000
   Other                                              13,439         18,103
   Current maturities                                 (3,664)        (3,126)
                                                    --------       --------
                                                    $515,775       $520,977
                                                    ========       ========

The Medium-Term Notes were issued under 1993 and 1991 shelf registrations filed with the Securities and Exchange Commission. At March 31, 1995, $134,000 remained available for issuance under these registrations.

E - CONTINGENT LIABILITIES:

The consolidated balance sheets include accruals for estimated product and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility at North Haven, Connecticut, and environmental exposures at several "Superfund" or comparable sites.

The company has committed to make a series of investments, as certain progress goals are met, in a company that intends to manufacture a hemoglobin-based oxygen carrier. These investments could aggregate $179,000 over a period of years. As of March 31, 1995, the company has invested $82,000. Also pursuant to the agreement, the company has committed to conduct clinical development.

F - LITIGATION:

There are various legal proceedings against the company, including a substantial number of product liability suits claiming damages as a result of the use of the company's products including approximately 100 cases involving HALCION.

On May 10, 1995 a jury verdict of patent infringement was handed down by the United States District Court for the District of Delaware regarding the marketing of a nonprescription ibuprofen/psuedoephedrine combination product. The company expects to pay a royalty on all sales of the products from commencement of the lawsuit until entry of a permanent injunction against further sales by Upjohn is ordered by the Court. The plaintiff has not yet moved for a permanent injunction against further sales, and the Court has not entered such an injunction. If the injunction is ordered, Upjohn will have to stop distributing the product in the United States. The amount of the royalty is not expected to be material. The company is considering further legal options.

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

The company is a party, along with approximately 30 other defendant manufacturers and wholesalers, in numerous state and federal civil antitrust lawsuits brought by retail pharmacies and retail pharmacy chains and supermarkets. In the main, this series of actions seeks treble damages and injunctive relief based on allegations of price discrimination and antitrust violations with respect to discounts and rebates provided to certain customers but denied to the plaintiffs. Federal cases have been consolidated for trial on certain antitrust issues in the Federal District Court for the Northern District of Illinois. That court has certified a class of retail pharmacy plaintiffs in a class action. It is possible that additional cases making similar claims will be filed naming the company as a defendant.

Based on information currently available and the company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities arising from the litigation and proceedings referred to above are considered to be adequate. Although the company cannot predict the outcome of individual lawsuits, at this time the company believes the ultimate liability should not have a material effect on consolidated financial position; and unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the company's results of operations or liquidity.

For several years, the company has been in the process of evaluating existing environmental conditions at the North Haven, Connecticut facility. This evaluation, conducted in compliance with a corrective action order issued by the U.S. EPA on September 29, 1989, is largely complete. The U.S. EPA and the company have entered into an Administrative Order on Consent (effective as of June 18, 1994) under which the company will conduct a Corrective Measures Study and will implement interim measures appropriate for site stabilization pending final remedial work as may be necessary.

G - DERIVATIVE FINANCIAL INSTRUMENTS:

The company utilizes derivative financial instruments in conjunction with its foreign currency risk management programs and does not use such instruments for trading purposes. These programs include the creation of designated hedges of the net foreign currency transaction exposures of certain significant international subsidiary operations. There were no hedges of anticipated transactions at March 31, 1995.

The company's program to hedge net foreign currency transaction exposures is designed to protect operating results and cash flows from potential adverse effects of foreign currency fluctuations related to intercompany and selected third-party transactions. The hedging activities seek to limit this risk by offsetting the gains and losses on the underlying exposures with losses and gains on the instruments utilized to create the hedge. This program utilizes over-the-counter forward exchange contracts with terms consistent with the underlying exposures. These contracts generally have maturities that do not exceed twelve months and require the company to exchange currencies at agreed-upon rates at maturity.

At March 31, 1995, the notional amount of the company's outstanding foreign exchange forward contracts held related to the net transaction exposure hedging program was $142,899.

The counterparties to these contracts consist of a limited number of major international financial institutions. The company does not expect any losses from credit exposure due to review and control procedures established by corporate policy.

H - RESTRUCTURING:

The company accrued restructuring charges as of September 30, 1993, that included costs of $136,109 related to a worldwide work-force reduction of approximately 1,500 employees. The majority of these employees were employed in marketing, administrative, and manufacturing functions. As of March 31, 1995, approximately 1,200 employees had terminated under this restructuring program. Of the amount originally accrued for work-force reduction, approximately $11,600 remains as current and noncurrent liabilities of the company. There have been no adjustments made to increase or decrease the liabilities originally accrued for the purpose of work-force reduction.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

                                                 First Quarter
                                             (Dollars in Millions,
                                             except per-share data)
                                        -------------------------------
                                                    Percent
                                         1995       Change     1994
                                        ------      -------   ------
Total revenue                           $866.7         7%     $811.0
Operating income                         199.6        31       152.0
Earnings from continuing
  operations before income taxes         213.5        34       159.4
Earnings from continuing
  operations                             151.6        22       123.9
Net earnings                             151.6        13       134.8
Earnings per common share
  on net earnings:
  -Primary                                $.85        12        $.76
  -Fully diluted                          $.83        12        $.74

All sales data and financial results for the first quarter of 1994 have been restated to reflect the sale of the company's interests in the Asgrow Seed Company as a discontinued operation.

First-quarter 1995 consolidated sales were up 1 percent with domestic sales decreasing 15 percent to $409 million from $479 million. Domestic sales represented 51 percent of total consolidated sales as compared to 60 percent one year earlier. International sales of $400 million were up 24 percent from $322 million in the first quarter of 1994. In total, consolidated sales were up as the result of foreign exchange benefit of 3 percent offset by 1 percent declines in both volume and price. Significant volume increases in international markets were offset by volume declines in the U.S.

Total revenue benefited from the sale of the company's rights under a product co-marketing agreement. This sale added $26 million (15 cents per share) to first quarter 1995 net earnings. This agreement contributed 1 cent per share to net earnings in the first quarter of 1994.

Also affecting year-to-year comparisons, the discontinued Asgrow Seed Company contributed $11 million (6 cents per share) to net earnings in 1994. An increase in the annual effective tax rate in the first quarter of 1995 reduced primary earnings per share by 6 cents when compared to the first quarter of 1994.

PRODUCT SALES

The table below provides a year-to-year comparison of consolidated net sales by major pharmaceutical product group:

                                            (Dollars in Millions)
                                        -----------------------------
                                                    Percent
                                         1995       Change     1994
                                        ------      -------   ------

Central nervous system                  $104.2        (8%)    $112.8
Steroids, anti-inflammatory and
 analgesic                                83.9       (17)      101.4
Reproductive and women's health          125.5         5       119.2
Critical care, transplant and cancer     116.1        24        94.0
Infectious disease                       138.7        25       111.4
Animal health                             83.8         8        77.7
Other products and materials             156.5       (15)      184.2
                                        ------                ------
Consolidated net sales                  $808.7         1      $800.7
                                        ======                ======

The decline in worldwide sales of central nervous system agents was the net result of strong international sales increases for both XANAX, the anti-anxiety agent and HALCION, the sleep inducing agent being offset by continuing
significant generic competition against XANAX in the U.S.   The first-quarter
1995 U.S. sales decline in XANAX was significantly less in both dollars and as a percent of prior year sales than that experienced in the first three months of 1994.

A significant decline in the U.S. sales of ANSAID (flurbiprofen), resulting from generic competition first encountered in late 1994, led to the overall decline in the steroid, anti-inflammatory and analgesic product group for the first quarter of 1995. MOTRIN IB, the over-the-counter nonsteroidal analgesic, also recorded a significant sales decline in the first quarter of 1995. This decline has been attributed to an effort by wholesalers to reduce inventories. As the result of a court verdict issued in May 1995, it is possible that the company may be enjoined from distributing the product MOTRIN IB Sinus in the U.S. in the near future. Sales of MOTRIN IB Sinus are not material to total consolidated sales.

Good U.S. sales performance by DEPO-PROVERA, the injectable contraceptive, continued to lead growth in the reproductive and women's health products group. This performance was offset by a decline in the sales of OGEN, the estrogen replacement therapy, that has been subject to generic substitution.

The sales increase in the critical care, transplant and cancer products group was led by the sales performance of SOLU-MEDROL, the injectable steroid, and other MEDROL products outside the U.S. Strong international sales growth from the DALACIN (CLEOCIN in the U.S.) family of antibiotic products led the growth in the infectious disease category that also benefited from the continuing solid performance of VANTIN, the broad-spectrum oral antibiotic.

The increase in sales of animal health products was driven by good performance from several products in international markets, led by the Lincomycin and Spectinomycin antibiotic products. International growth also benefited from an increase in sales of the antibiotic EXCENEL (NAXCEL in U.S. markets). A decline in U.S. sales of NAXCEL for the first quarter of 1995 was attributable to an overall healthier cattle population and high sales in 1994 resulting from purchases preceding a price increase.

Generic competition for MICRONASE (glyburide), the oral anti-diabetes agent that lost U.S. market exclusivity in the second quarter of 1994, led to the decline in sales of other products and materials. GLYNASE PresTab, the oral anti-diabetes agent, continued to record good growth. Increased sales of pharmaceutical and specialty chemicals also showed growth in this product group.

OPERATING EXPENSE AND INCOME

                                                    (Percent of Sales)
                                                       First Quarter
                                                    -----------------
                                                    1995       1994
                                                    ----       ----
Cost of products sold                               27.9%      25.3%
Research and development                            17.8       19.3
Marketing and administrative                        36.8       37.6
Operating income                                    24.7       19.0

The increase in the cost of products sold as a percent of sales is the result of a change in product and geographic mix. The company's generic and other products carry lower gross margins than the products that have recently lost patent protection. Also, as noted above, a higher percentage of total sales were realized in international markets where the company's product line generally carries lower gross margins.

Expenditures for research and development were down somewhat as a percent of sales for the first quarter of 1995. This fluctuation is the result of a favorable comparison due to the timing of certain expenditures related to major clinical trials. It is expected that research and development expenditures in dollars for the current year will approximate those incurred for the full year 1994.

The decline in marketing and administrative expense was the result of expense controls and cost savings realized from the 1993 restructuring. Restructuring programs were in the early stages of implementation during the first quarter of 1994. Some of the savings from these efforts were offset by higher costs resulting from foreign exchange comparisons, especially in Japan and certain European markets.

The increase in operating income as a percent of sales is the direct result of the revenue realized from the sale of rights under the agreement discussed above. Excluding this revenue, operating income would have been 19.5 percent of sales, up slightly from the first quarter of 1994.

NONOPERATING INCOME AND EXPENSE

The favorable interest income to interest expense comparison made a greater contribution to earnings from continuing operations before income taxes in the first quarter of 1995 than in 1994. This was realized due to higher total returns from investments, including investment of the proceeds from the sale of the discontinued Asgrow Seed Company. First-quarter 1994 minority equity in losses of $2.2 million has been reclassified to "All other, net" for consistency with the current-year presentation. First-quarter 1995 minority equity in losses was immaterial.

INCOME TAXES

The estimated annual effective tax rate for 1995 is 29 percent, compared to 24 percent in 1994 (the effective rate for the first quarter of 1994 was 22.5 percent after the restatement to reflect the exclusion of Asgrow Seed Company). The higher rate for 1995 is the result of changes in the U.S. tax law, which significantly reduced tax benefits from operations in Puerto Rico.

FINANCIAL CONDITION

The following ratios are presented as indicators of financial condition and performance:

                                        March 31,      December 31,
                                          1995             1994
                                        ---------      ------------
Working capital (in millions)            $1,099          $1,011
Current ratio                              1.98            1.90
Debt to total capitalization              25.6%           26.0%
Return on average equity -
 continuing operations                    24.8%           22.0%

Working capital at March 31, 1995 was up with a corresponding improvement in the current ratio. This resulted from increased accounts receivable at the end of the quarter relating to a special sales promotion in 1994; the effects of exchange on receivables in Europe and Japan; and the receivable from the sale of the co-marketing rights, noted above. In future quarters, accounts receivable are expected to decline from the current level. The proceeds from the sale of the Asgrow Seed Company also contributed to the relatively high level of working capital. A common stock repurchase program that will utilize approximately $300 million is underway. The ratio of debt to total capitalization benefited from the increase in total shareholders' equity. The increase in the return on average equity is largely due to the proceeds from the sale of the company's rights under the marketing alliance agreement, discussed above.

Cash from operations in the first quarter of 1995 of $46 million was down significantly from the first quarter of 1994 due to the increase in accounts receivable as noted above and a reduction in accounts payable. Cash from operations was also reduced by approximately $20 million in spending against restructuring reserves established in 1993. For the remainder of 1995, there is not expected to be significant cash spending related to restructuring. Cash required for the acquisition of property, plant and equipment declined from the prior year, primarily due to timing. Cash required for the purchase of treasury stock is up slightly for the quarter but is expected to increase significantly as the year progresses as the result of the common stock repurchase program noted above.

See Note G for a discussion of the company's use of derivative financial instruments.

OTHER ITEMS

All company operations continue to be subject to increased environmental regulation and legislation, as well as more stringent cleanup requirements and legal actions (see Notes E and F to the Consolidated Financial Statements).

The company is unable to predict what effect these matters or any pending or future legislation, regulations, or government actions may have on its business.

PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

       Three shareholder proposals were voted on and 6 directors were elected by security holders at the company's Annual Meeting of Shareholders which convened on April 18, 1995.

       Shareholder Proposal No. 1 requested the Board to create and implement a policy of price restraint for pharmaceutical products.

                 Affirmative votes                      11,414,133
                 Negative votes                        124,577,803
                 Abstentions                            23,754,080

       Shareholder Proposal No. 2 requested that the Board commit to uphold the South African Council of Churches Code of Conduct for Businesses Operating in South Africa and report to shareholders on its implementation.

                 Affirmative votes                      13,006,850
                 Negative votes                        108,434,057
                 Abstentions                            38,305,109

       Shareholder Proposal No. 3 requested that the Board form a committee to formulate an educational plan that would inform women of the possible abortifacient action of any of the company's products.

                 Affirmative votes                      10,066,068
                 Negative votes                        111,241,838
                 Abstentions                            38,438,110

       The following directors were elected at the meeting:

           M. K. Eickhoff        Votes for             156,430,074
                                 Votes withheld          3,315,942

           D. F. Grisham         Votes for             156,399,248
                                 Votes withheld          3,346,768

           L. C. Hoff            Votes for             156,257,277
                                 Votes withheld          3,488,739

           J. R. Mitchell        Votes for             155,665,096
                                 Votes withheld          4,080,920

           W. U. Parfet          Votes for             156,288,955
                                 Votes withheld          3,457,061

           A. M. Gotto, Jr.      Votes for             156,489,903
                                 Votes withheld          3,256,113

       Members of the Board of Directors whose term of office continued after the meeting include:

                Richard H. Brown
                Frank C. Carlucci
                M. Kathryn Eickhoff
                Antonio M. Gotto, Jr.
                Daryl F. Grisham
                Lawrence C. Hoff
                Geraldine Kenney-Wallace
                William E. LaMothe
                Jerry R. Mitchell
                William D. Mulholland
                William U. Parfet
                Ley S. Smith
                John L. Zabriskie

Item 6.Exhibits and Reports on Form 8-K.

       (a)(i)   Exhibit A - Report of Independent Accountants (page 17).

       (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 18).

       (a)(iii) Exhibit 12 - Ratio of Earnings to Fixed Charges (page 19).

       (a)(iv)  Exhibit 15 - Awareness of Coopers & Lybrand (page 20).

PART II - OTHER INFORMATION (Continued)

       (a)(v)    Exhibit 27 - Financial Data Schedule (EDGAR filing only).

       (b) There were no reports on Form 8-K during the quarter ended March 31, 1995.


SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE UPJOHN COMPANY
                                           (Registrant)



DATE:    5/15/95                           /S/R. C. SALISBURY
                                           R. C. Salisbury
                                           Executive Vice President
                                           and Chief Financial Officer



DATE:    5/15/95                           /S/K. M. CYRUS
                                           K. M. Cyrus
                                           Corporate Executive Vice President,
                                           Secretary and General Counsel