Form 10-Q
period 1995-06-30
UPJOHN CO
filed 1995-08-11
CIK 102237

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995

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


The number of shares of Common Stock, $1 Par Value, outstanding as of August 8, 1995 was 171,198,305.


                          Page 1 of 17 pages
             The exhibit index is set forth on page 13.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            THE UPJOHN COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                 (All Dollar Amounts in Thousands, Except Per-Share Data)

                                                           Unaudited
                                          ----------------------------------------------
                                           For Three Months          For Six Months
                                             Ended June 30,          Ended June 30,
                                          -------------------    -----------------------
                                            1995       1994         1995         1994
                                          --------   --------    ----------   ----------
Net sales                                 $834,729   $818,654    $1,643,446   $1,619,350
Other revenue                               16,104     14,236        74,123       24,507
                                          --------   --------    ----------   ----------
    Operating revenue                      850,833    832,890     1,717,569    1,643,857

Cost of products sold                      221,542    217,790       446,828      420,558
Research & development                     146,761    148,310       290,809      303,091
Marketing & administrative                 330,376    316,529       628,153      617,982
                                          --------   --------    ----------   ----------
    Operating income                       152,154    150,261       351,779      302,226

Interest income                             20,885     14,098        40,690       27,356
Interest expense                            (7,045)    (6,253)      (12,988)     (12,671)
Foreign exchange losses                     (1,439)      (350)       (1,147)      (2,079)
All other, net                              (1,295)    (2,687)       (1,557)        (374)
                                          --------   --------    ----------   ----------
Earnings from continuing operations
 before income taxes                       163,260    155,069       376,777      314,458
Provision for income taxes                  47,400     37,000       109,300       72,500
                                          --------   --------    ----------   ----------
Earnings from continuing operations        115,860    118,069       267,477      241,958
Earnings from discontinued operation
 (net of tax)                                           2,016                     12,880
                                          --------   --------    ----------   ----------
Net earnings                               115,860    120,085       267,477      254,838
Dividends on preferred stock
 (net of tax)                                3,118      3,089         6,186        6,126
                                          --------   --------    ----------   ----------
Net earnings on common stock              $112,742   $116,996    $  261,291   $  248,712
                                          ========   ========    ==========   ==========
Earnings per common share:
 Primary  - Earnings from continuing
            operations                        $.66       $.66         $1.51        $1.36
          - Discontinued operation                        .01                        .07
                                              ----       ----         -----        -----
          - Net earnings                      $.66       $.67         $1.51        $1.43
                                              ====       ====         =====        =====
 Fully    - Earnings from continuing
 Diluted    operations                        $.63       $.64         $1.46        $1.32
          - Discontinued operation                        .01                        .07
                                              ----       ----         -----        -----
          - Net earnings                      $.63       $.65         $1.46        $1.39
                                              ====       ====         =====        =====



                                  See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Six Months Ended June 30
                       (All Dollar Amounts in Thousands)


                                                             Unaudited
                                                         1995         1994
                                                       --------     --------
Net cash provided by operations                        $252,639     $311,471
                                                       --------     --------
Cash provided (required) by investment activities:
  Property, plant and equipment additions               (96,651)    (113,920)
  Proceeds from sale of property, plant and equipment     5,230       25,479
  Proceeds from sale of investments                     158,888       78,304
  Purchase of investments                              (293,870)    (189,850)
  Proceeds from sale of discontinued operation                         7,943
  Other                                                   6,038       (5,476)
                                                       --------     --------
Net cash required by investment activities             (220,365)    (197,520)
                                                       --------     --------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                         11,693        6,367
  Repayment of debt                                     (13,447)     (13,566)
  Debt maturing in three months or less                 (21,669)       3,814
  Dividends paid to shareholders                       (131,855)    (131,839)
  Purchase of treasury stock                           (102,599)     (23,021)
  Other                                                  12,546        1,582
                                                       --------     --------
Net cash required by financing activities              (245,331)    (156,663)
                                                       --------     --------
Effect of exchange rate changes on cash                  14,625        2,167
                                                       --------     --------
Net change in cash and cash equivalents                (198,432)     (40,545)
Cash and cash equivalents, beginning of year            502,346      291,750
                                                       --------     --------
Cash and cash equivalents, end of period               $303,914     $251,205
                                                       ========     ========


                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)


                                                      June 30,   December 31,
                                                        1995         1994
                                                    -----------  ------------
                                                    (unaudited)

                    ASSETS
Current assets:
  Cash and cash equivalents                         $  303,914   $  502,346
  Trade accounts receivable, less allowances
     of $35,538 and $36,088                            671,767      650,522
  Inventories                                          502,172      458,676
  Deferred income taxes                                157,397      151,783
  Other                                                506,630      367,111
                                                    ----------   ----------
          Total current assets                       2,141,880    2,130,438
                                                    ----------   ----------
Investments, at cost                                   598,254      647,092
                                                    ----------   ----------
Property, plant and equipment, at cost               3,203,532    3,079,537
Less:  Allowance for depreciation                   (1,351,189)  (1,280,866)
                                                    ----------   ----------
         Net property, plant and equipment           1,852,343    1,798,671
                                                    ----------   ----------
Other noncurrent assets                                651,109      586,260
                                                    ----------   ----------
Total assets                                        $5,243,586   $5,162,461
                                                    ==========   ==========



                            See accompanying notes.

                      THE UPJOHN COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (All Dollar Amounts in Thousands)

                                                     June 30,    December 31,
                                                       1995          1994
                                                    -----------  ------------
                                                    (unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   60,285   $   42,090
  Accounts payable                                     131,703      179,802
  Compensation and vacation                            102,016      110,699
  Dividends payable                                     63,400       64,060
  Income taxes payable                                 226,702      189,015
  Other                                                494,967      533,274
                                                    ----------   ----------
          Total current liabilities                  1,079,073    1,118,940
                                                    ----------   ----------
Long-term debt                                         515,005      520,977
                                                    ----------   ----------
Guarantee of ESOP debt                                 267,200      274,800
                                                    ----------   ----------
Postretirement benefit cost                            374,607      369,217
                                                    ----------   ----------
Other noncurrent liabilities                           403,443      396,671
                                                    ----------   ----------
Deferred income taxes                                  101,879       99,238
                                                    ----------   ----------
Shareholders' equity:
  Preferred stock, one dollar par value;
    authorized 12,000,000 shares; issued
    Series B convertible 7,263 shares
    (1994: 7,322 shares) at stated value               292,719      295,079
  Common stock, one dollar par value; authorized
     600,000,000 shares, issued 190,589,607 shares     190,590      190,590
  Capital in excess of par value                        62,828       64,636
  Retained earnings                                  2,891,048    2,757,260
  Note receivable from ESOP Trust (ESOT)               (33,520)     (33,520)
  ESOP deferred compensation                          (239,910)    (243,962)
  Currency translation adjustments                      34,463      (33,057)
  Less treasury stock at cost 17,655,515 shares
     (1994: 17,447,880 shares)                        (695,839)    (614,408)
                                                    ----------   ----------
          Total shareholders' equity                 2,502,379    2,382,618
                                                    ----------   ----------
Total liabilities and shareholders' equity          $5,243,586   $5,162,461
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

C - INVENTORIES:
                                                    June 30,     December 31,
                                                      1995           1994
                                                    --------     ------------
   Estimated replacement cost
     (FIFO basis):
   Pharmaceutical finished products                 $226,570       $216,165
   Raw materials, supplies and work in process       420,344        382,501
                                                    --------       --------
                                                     646,914        598,666
   Less reduction to LIFO cost                      (144,742)      (139,990)
                                                    --------       --------
                                                    $502,172       $458,676
                                                    ========       ========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $375,873 at June 30, 1995, and $360,124 at December 31, 1994.

D - DEBT:

Long-term debt consisted of the following:
                                                    June 30,     December 31,
                                                      1995           1994
                                                    --------     ------------
   7.5% Industrial Revenue Bonds due 2023           $ 40,000       $ 40,000
   5.35-7.95% Medium-Term Notes due 1997-1999        266,000        266,000
   5.875% Notes due 2000                             200,000        200,000
   Other                                              13,207         18,103
   Current maturities                                 (4,202)        (3,126)
                                                    --------       --------
                                                    $515,005       $520,977
                                                    ========       ========

The Medium-Term Notes were issued under 1993 and 1991 shelf registrations filed with the Securities and Exchange Commission. At June 30, 1995, $134,000 remained available for issuance under these registrations.

E - CONTINGENT LIABILITIES:

The consolidated balance sheets include accruals for estimated product and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility at North Haven, Connecticut, and environmental exposures at several "Superfund" or comparable sites.

The company has committed to make a series of investments, as certain progress goals are met, in a company that intends to manufacture a hemoglobin-based oxygen carrier. These investments could aggregate $179,000 over a period of years. As of June 30, 1995, the company has invested $96,000. Also pursuant to the agreement, the company has committed to conduct clinical development.

F - LITIGATION:

There are various legal proceedings against the company, including a substantial number of product liability suits claiming damages as a result of the use of the company's products including approximately 100 cases involving HALCION, and over 100 lawsuits in Australia involving DEPO-MEDROL.

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

Upjohn has been named, along with at least 30 other defendants (both manufacturers and wholesalers), in a number of federal civil antitrust lawsuits some of which have been or are in the process of being consolidated and transferred to the Federal District Court for the Northern District of Illinois for purposes of discovery. These suits, brought by retail pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that Upjohn and the other named defendants violated: (1) the Robinson Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies, and HMOs without according the same discounts to retail drugstores, and (2) Section 1 of the Sherman Antitrust Act by entering into illegal vertical combinations with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois has certified a class consisting of retail pharmacies, and the same court has pending before it a suit with approximately 2,500 named retail pharmacies.
The suits seek treble damages and an injunction prohibiting the alleged illegal practices. In addition, similar actions have been brought in Alabama, California, Colorado, Minnesota, New York, Washington, and Wisconsin state courts. The California State court has recently certified a class of consumers seeking damages resulting from the same alleged conspiracy by the defendant pharmaceutical companies.

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

G - DERIVATIVE FINANCIAL INSTRUMENTS:

The company utilizes derivative financial instruments in conjunction with its foreign currency risk management programs and does not use such instruments for trading purposes. These programs include the creation of designated hedges of the net foreign currency transaction exposures of certain significant international subsidiary operations. There were no hedges of anticipated transactions at June 30, 1995.

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

At June 30, 1995, the notional amount of the company's outstanding foreign exchange forward contracts held related to the net transaction exposure hedging program was $151,332.

The counterparties to these contracts consist of a limited number of major international financial institutions. The company does not expect any losses from credit exposure due to review and control procedures established by corporate policy.

H - RESTRUCTURING:

The company accrued restructuring charges as of September 30, 1993, that included costs of $136,109 related to a worldwide work-force reduction of approximately 1,500 employees. The majority of these employees were employed in marketing, administrative, and manufacturing functions. As of June 30, 1995, approximately 1,300 employees had terminated under this restructuring program. Of the amount originally accrued for work-force reduction, approximately $8,600 remains as current and noncurrent liabilities of the company. There have been no adjustments made to increase or decrease the liabilities originally accrued for the purpose of work-force reduction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS


                                (Dollars in Millions, except per share)
                            -----------------------------------------------
                               Second Quarter             Six Months
                            --------------------    -----------------------
                                  Percent                    Percent
                            1995  Change   1994      1995    Change    1994
                            ----  -------  ----      ----    -------   ----

Total revenue              $850.8    2%   $832.9   $1,717.6     4%   $1,643.9
Operating income            152.2    1     150.3      351.8    16       302.2
Earnings from continuing
  operations before income
  taxes                     163.3    5     155.1      376.8    20       314.5
Earnings from continuing
  operations                115.9   (2)    118.1      267.5    11       242.0
Net earnings                115.9   (4)    120.1      267.5     5       254.8
Earnings per common share
  from continuing
  operations:
  - Primary                  $.66    -      $.66      $1.51    11       $1.36
  - Fully diluted            $.63   (1)     $.64      $1.46    11       $1.32

All sales data and financial results for the second quarter and six months of 1994 have been restated to reflect the sale of the Asgrow Seed Company as a discontinued operation.

Second-quarter 1995 international sales were up 18 percent to $422 million from $357 million in the second quarter of 1994. International sales represented 51 percent of the consolidated total as compared to 44 percent one year earlier. Domestic sales of $413 million declined 11 percent from $462 million for the same comparative period. Total consolidated sales for the second quarter were $835 million, up from $819 million in the second quarter of 1994 as the result of a three percent increase in price, a four percent increase from foreign exchange, offset by a five percent decline in volume. For the six months ended June 30, 1995, international sales of $822 million were up 21 percent from $678 million while domestic sales of $821 million were down 13 percent from $941 million. International sales represented slightly over 50% of the consolidated total for the 1995 year-to-date period.

Total revenue for the first six months of 1995 benefited from the first quarter sale of the company's rights under a product co-marketing agreement. This sale added $26 million (15 cents per share) to net earnings for the six months ended June 30, 1995. This agreement increased earnings per share by 2 cents and 3 cents, respectively, in the second quarter and first six months of 1994.

An increase in the effective tax rate reduced primary earnings per share by 5 cents and 13 cents for the second quarter and first six months of 1995, respectively. Also affecting year-to-year comparisons, the discontinued Asgrow Seed Company contributed $2 million (1 cent per share) and $13 million (7 cents per share) to net earnings in the second quarter and first six months of 1994, respectively.

The table below provides a year-to-year comparison of consolidated net sales by major pharmaceutical product group:

                                         (Dollars in Millions)
                            -------------------------------------------------
                               Second Quarter               Six Months
                            --------------------    -------------------------
                                  Percent                    Percent
                            1995  Change   1994      1995    Change     1994
                            ----  -------  ----      ----    -------    ----

Central nervous system     $110.5   (2)   $112.4   $  214.7    (5)   $  225.2
Steroids, anti-
inflammatory and
  analgesic                  90.2  (15)    106.7      174.1   (16)      208.1
Reproductive and women's
  health                    141.7   13     125.5      267.2     9       244.7
Critical care, transplant
  and cancer                116.3   12     104.1      232.4    17       198.1
Infectious disease          121.5   16     104.3      260.2    21       215.7
Animal health                87.6   16      75.8      171.4    12       153.5
Other products and
  materials                 166.9  (12)    189.9      323.4   (14)      374.1
                           ------         ------   --------          --------
Consolidated net sales     $834.7    2    $818.7   $1,643.4     1    $1,619.4
                           ======         ======   ========          ========

PRODUCT SALES

The second quarter 1995 worldwide decline in sales of central nervous system agents was the net result of continuing international sales growth recorded for both XANAX/alprazolam, the anti-anxiety agent, and HALCION/triazolam, the sleep inducing agent, being offset by ongoing generic competition against XANAX in the U.S. The second quarter 1995 U.S. sales decline in XANAX was significantly less in both dollars and as a percent of prior year sales than that experienced during either the second quarter of 1994 or the first quarter of 1995.

A significant decline in the U.S. sales of ANSAID (flurbiprofen), resulting from generic competition first encountered in late 1994, led to the overall decline in the steroid, anti-inflammatory and analgesic product group for both the second quarter and first six months of 1995. MOTRIN IB, the over-the-counter nonsteroidal analgesic agent, also recorded significant sales declines for both measurement periods in 1995. These declines have been attributed to trade efforts to reduce inventories and to intense competition resulting from increased promotional activity within this market segment. Strong sales increases of specialty and commodity steroids in Europe mitigated the decline in this product group for the quarter.

Good U.S. sales performance in the second quarter of 1995 by DEPO-PROVERA, the injectable contraceptive, continued to lead the growth in the reproductive and women's health products group. A U.S. Food and Drug Administration moratorium protecting the exclusivity of DEPO-PROVERA expires in October 1995. This sales growth was partially offset by the continuing decline in the sales of OGEN, the estrogen replacement therapy, that has been subject to generic substitution.

The sales increases in the critical care, transplant and cancer products group was led by foreign sales of SOLU-MEDROL, the injectable steroid, and other MEDROL products. Strong international sales growth in the DALACIN (CLEOCIN in the U.S.) family of antibiotic products led the growth in the infectious disease products category while sales of VANTIN, the broad-spectrum oral antibiotic, were down slightly in the U.S.

The second quarter increase in sales of animal health products was led by Lincomycin and Spectinomycin antibiotic products in international markets. International sales also benefitted from the performance of the antibiotic EXCENEL (NAXCEL in U.S. markets). U.S. sales of NAXCEL increased primarily as the result of a favorable comparison to the prior year second quarter.

Continuing generic competition for MICRONASE Tablets (glyburide), the oral anti-diabetes agent that lost U.S. market exclusivity in the second quarter of 1994, resulted in the decline in sales of other products and materials for both the quarter and first six months of 1995. GLYNASE PresTab, the oral anti-diabetes agent, continued to record good growth. U.S. FDA moratoriums on the approval of Abbreviated New Drug Applications protecting the exclusivity for GLYNASE expired at the end of March 1995.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percent of sales, were as follows:

                                          Second Quarter     Six Months
                                          --------------    -------------
                                          1995      1994    1995     1994
                                          ----      ----    ----     ----
Cost of products sold                     26.5%     26.6%   27.2%    26.0%
Research and development                  17.6      18.1    17.7     18.7
Marketing and administrative              39.6      38.7    38.2     38.2
Operating income                          18.2      18.4    21.4     18.7

Cost of products sold as a percent of sales was slightly below prior-year levels for the quarter but was up for the year-to-date period as the result of a change in product and geographic mix. These rates are higher than in prior years because the company's generic and other products carry lower gross margins than the products that have recently lost patent protection. Also, as noted above, a higher percentage of total sales were realized in international markets. The company's product line generally carries lower gross margins in international markets.

Expenditures for research and development were down somewhat both in dollars and as a percent of sales for the second quarter and first six months of 1995. This is the result of a favorable comparison due to the timing of certain expenditures related to major clinical trials. It is expected that, in dollars, research and development expenditures for the current year will approximate those incurred for the full year 1994.

The increase in marketing and administrative expense, as a percent of second quarter sales, is primarily the result of additional marketing investments required in the emerging international markets of Central Europe, Latin American, and the Asian and Pacific region. This increase offset the significant dollar savings realized in the U.S. from expense controls and from the 1993 restructuring. For the year-to-date, this measure was flat as a percent of sales because first quarter savings in the U.S. had exceeded the expense growth in international markets.

The increase in operating income as a percent of sales for the current year-to-date is the direct result of the revenue realized from the sale of rights under the product co-marketing agreement discussed above. Excluding revenue and direct expense related to this agreement, operating income would have been
18.8 percent of sales, up from 18.2 percent for the prior year-to-date period.

NONOPERATING INCOME AND EXPENSE

Net interest income increased in 1995 due largely to investment of the proceeds from the sale of the discontinued Asgrow Seed Company. Second quarter and six months 1994 minority equity in earnings (losses) of $1.9 million and ($.2) million, respectively, have been reclassified to "All other, net" for consistency with the current year presentation. These measures for the equivalent periods in 1995 were immaterial.

INCOME TAXES

The estimated annual effective tax rate for 1995 is 29 percent, compared to 24 percent in 1994 (the effective rate for the first six months of 1994 was 23 percent after the restatement to reflect the exclusion of Asgrow Seed Company). The higher rate for 1995 resulted from changes in the U.S. tax law, which significantly reduced tax benefits from operations in Puerto Rico.

FINANCIAL CONDITION

The following ratios are presented as indicators of financial condition and performance:

                                               June 30,     December 31,
                                                 1995           1994
                                               --------     ------------

Working capital (in millions)                  $1,063          $1,011
Current ratio                                    1.98            1.90
Debt to total capitalization                    25.2%           26.0%
Return on average equity -
  continuing operations                         21.9%           21.9%

The increase in working capital at June 30, 1995, with a corresponding improvement in the current ratio, resulted from increased inventories at the end of the second quarter consisting of higher quantities of products facing U.S. generic competition on the basis price and substitution. In international markets, inventory levels were up as the result of exchange fluctuations. Accounts receivable are also up due to the effects of exchange, primarily in Europe and Japan, as well as due to a change to self-distribution in Japan. The proceeds from the sale of the Asgrow Seed Company also contributed to the relatively high level of working capital. A common stock repurchase program that will utilize approximately $300 million is currently in the process of implementation. The ratio of debt to total capitalization benefited from the increase in total shareholders equity. The return on average equity-continuing operations includes the benefit from the sale of the company's rights under the co-marketing agreement noted above.

Cash from operations in the first six months of 1995 of $253 million decreased from $311 million due to the increases in inventories and accounts receivable, noted above. The current year measure was reduced by approximately $24 million in spending against restructuring reserves established in 1993 compared to $49 million in the first six months of 1994. There is not expected to be significant cash spending related to restructuring for the remainder of the year. Cash required for the purchase of treasury stock is up for the first six months of 1995.

See Note G for a discussion of the company's use of derivative financial instruments.

OTHER ITEMS

In early July 1995, the U.S FDA approved CAVERJECT Sterile Powder (alprostadil for injection) for the diagnosis and treatment of erectile dysfunction. CAVERJECT had already been approved for sale in 25 countries around the world.

All company operations continue to be subject to increased environmental regulation and legislation, as well as more stringent cleanup requirements and legal actions (see Notes E and F to the Consolidated Financial Statements).

The company is unable to predict what effect these matters or any pending or future legislation, regulations, or government actions may have on its business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Office of Criminal Investigation, U.S. Food and Drug Administration, in conjunction with the U.S. Attorney's Office in Grand Rapids, Michigan, is conducting a review of the FDA's prior Establishment Inspection Report on HALCION, including an assessment of the conclusions of the report, the approval of the drug and related FDA processes and procedures generally, to determine if there have been violations of law and what further action, if any, is appropriate. The company cannot predict the outcome of this review.

Item 6. Exhibits and Reports on Form 8-K.

        (a)(i)     Exhibit A - Report of Independent Accountants (page 14).

        (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 15).

        (a)(iii)   Exhibit 12 - Ratio of Earnings to Fixed Charges (page 16).

        (a)(iv)    Exhibit 15 - Awareness of Coopers & Lybrand (page 17).

        (b) There were no reports on Form 8-K during the quarter ended June 30, 1995.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE UPJOHN COMPANY
                                           (Registrant)



DATE:  08/11/95                            /S/R. C. SALISBURY
                                           R. C. Salisbury
                                           Executive Vice President
                                           and Chief Financial Officer



DATE:  08/11/95                            /S/K. M. CYRUS
                                           K. M. Cyrus
                                           Corporate Executive Vice President,
                                           Secretary and General Counsel